Form 10-K
period 2018-12-31
Tipmefast, Inc.
filed 2019-08-16
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-222880

TIPMEFAST, INC.

(Exact name of registrant as specified in its charter)

Nevada	7373	83-4057513
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

Raid Chalil HaShnura St 1 ZihronYa’akow, Isreal, 30950 972-373-70057
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Elaine Dowling, Esq.

EAD Law Group, LLC

8275 S. Eastern Ave #20

Las Vegas, NV 891123

ead@eadlawgroup.com

702-724-2636

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:

Elaine Dowling, Esq.

EAD Law Group, LLC

8275 S. Eastern Ave #20

Las Vegas, NV 891123

ead@eadlawgroup.com

702-724-2636

Securities registered pursuant to Section 12(b) of the Act: None

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]  YES      [ x]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]  YES      [x]   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x]  YES    [ ]   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]  YES    [x]   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]  YES    [x]   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [X_]    No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2019 is 5,600,000 shares.

TIPMEFAST, INC.

TABLE OF CONTENTS

PART I
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	5
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	5
ITEM 3.	Legal Proceedings	5
ITEM 4.	Safety Disclosures	5
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
ITEM 6.	Selected Financial Data	6
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	8
ITEM 8.	Financial Statements and Supplementary Data	9
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	10
ITEM 9A.	Controls and Procedures	11
ITEM 9B.	Other Information	10
PART III
ITEM 10.	Directors, Executive Officers, and Corporate Governance	10
ITEM 11.	Executive Compensation	11
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	13
ITEM 14.	Principal Accounting Fees and Services	13
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	13
	Signatures	14

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology.  Although the Company and its management believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. Business

Overview

The Company was formed on December 5, 2017 in the State of Nevada as a “C” corporation.

Business Strategy

TipMeFast, Inc., (the company) is a Nevada “C” Corporation created to be the simplest way to get paid or pay anyone from a mobile device. With this application you can pay a bartender, barista, server, musician, valet attendant, concierge, traveling pet groomer, nail technician or pool service but have no cash. TipMeFast, Inc. is a solution to pay and to get paid without exchanging personal information.

TipMeFast allows the user to:

·	pay anonymously with a tap of a finger: Simply find the user code you want to tip or pay by GPS nearby, pay any amount up to $500;
·	Option to send a message, connect or chat conversation with your old (and new) favorite service professionals;
·	The receivers tips can customize an auto-reply message to let favorite patrons know the latest news, band or business.

How it works:

·	Sign up for free & create an account to pay and get paid
·	Find users, pay and send ratings with personalized message
·	Start a private chat after payment with your favorite service professional or artists

TipMeFast App uses data encryption to protect your financial information; we do not share any of it or sell it. It is the simplest way to get paid or pay anyone from a mobile device.

The app is extremely safe with beyond bank grade IT security. The data is encrypted, the app has a PIN and Touch ID and no sensitive user data (SSN, bank account or credit card information, etc.) is never stored on the device or on the TipMeFast servers.

These features and functions have not been actually completed or in a prototype, and may not be available when our mobile application is brought to market.

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Israel,. Our telephone number is 972-373-70057.

Marketing

The Company will begin its marketing program online where our potential customers are most probably able and willing to associate.

Advertising

With limited funds, The Company will rely on management for advertising decisions. The company has developed an overall advertising scenario which it has implemented in preliminary form. As more funds become available the advertising budget will increase in a commensurate fashion.

Employees

As of December 31, 2018, we had one (1) part time employee, including management. We consider our relations with our employees to be good.

Research and development activities and costs

We have not incurred any research and development costs to date.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

As of December 31, 2018, there are no unresolved Staff Comments

Item 2. Properties.

We currently lease office space at HaShmura St. 1, ZihronYa’akov, Isreal, as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our research and development efforts increase.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor any legal actions contemplated by us at this time.

Item 4. Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

No public market currently exists for shares of our common stock. Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board . There have been no quotes of our common stock during the two most recent fiscal years and subsequent interim periods for which financial statements are included herein. Accordingly, there is no current quote price for the stock. The Company has no equity compensation plans and there are no shares of common stock issuable upon the exercise of outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. Other than the registered offering for shareholders pursuant to Registration No. 333-222880, there is no common equity being, or publicly proposed to be, publicly offered by the Company, the offering of which could have a material effect on the market price of the Company’s common equity.

Holders

As on December 31, 2018, the Company had 4,170,000 shares of our common stock issued and outstanding held by 12 holders of record.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under any agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Financial Statements and Schedules appears on page F-1.

The Report of Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear beginning on page F-7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in December 31, 2018 and 2017.

Comparison of the years ended December 31, 2018 and for the period from December 5, 2017 (inception) to December 31, 2017

Lack of Revenues

We have limited operational history. During the year ended December 31, 2018 and for the period from December 5, 2017 (inception) to December 31, 2017 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2018 and for the period from December 5, 2017 (inception) to December 31, 2017 were $9,045 and $5,725 respectively. Operating expenses for the year ended December 31, 2018 consisted of professional fees of $9,000 and general and administrative expense $45. Operating expenses for the period from December 5, 2017 (inception) to December 31, 2017consisted of professional fees of $5,000 and general and administrative expense $725.

Net Loss

During the year ended December 31, 2018 and for the period from December 5, 2017 (inception) to December 31, 2017 the Company recognized net losses of $9,045 and $5,725.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2018 and 2017, we had total assets of $35,480 and $15,275 respectively.

At December 31, 2018 and 2017, our total liabilities were $NIL and $NIL respectively.

Cash flows from operating activities

Net cash used in operating activities was ($6,795) for the year ended December 31, 2018 and ($7,975) for the period from December 5, 2017 (inception) to December 31, 2017

Cash flows from financing activities

Net cash provided by financing activities was $29,250 for the year ended December 31, 2018 and $21,000 for the period from December 5, 2017 (inception) to December 31, 2017

Cash Requirements

We intend to propagative funding for our activities, if any, through a combination of the private placement of the company’s equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Tipmefast, inc. has never been in bankruptcy or receivership.

Office

Tipmefast, inc. executive office is located at HaShmura St. 1, ZihronYa’akov, Isreal,. The telephone number is 972-373-70057.

Tipmefast, inc. is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

TIPMEFAST, INC.

TABLE OF CONTENTS

DECEMBER 31, 2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TipMeFast, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TipMeFast, Inc. as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and from December 5, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the year ended December 31, 2018 and from December 5, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

August 8, 2019

F-1

TIPMEFAST, INC.
Balance Sheet

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Prepaid expenses	$—	$2,250
NON-CURRENT ASSETS:
Restricted Cash Attorney IOLTA Account	35,480	13,025

Total Assets	$35,480	$15,275

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:	$—	$—

LONG TERM LIABILITIES:	—	—

Total Liabilities	—	—

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,170,000 and 3,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	4,170	3,000
Additional paid-in capital	46,080	18,000
Accumulated deficit	(14,770)	(5,725)

Total stockholders’ equity	35,480	15,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,480	$15,275

The accompanying notes are an integral part of these financial statements.

F-2

TIPMEFAST, INC.
Statement of Operations

	For the year ended December 31, 2018	For the period from December 5, 2017 (inception) to December 31, 2017
REVENUE:	$—	$—

EXPENSES:
General and administrative	45	725
Professional fees	9,000	5,000
Total expenses	9,045	5,725

OTHER INCOME (EXPENSE):
Interest Income	—	—
Total other income (expense)	—	—

NET LOSS	$(9,045)	$(5,725)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average of common shares outstanding - basic	3,129,452	2,853,650

The accompanying notes are an integral part of these financial statements.

F-3

TIPMEFAST, INC.
Statement of Stockholders’ Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at inception at December 05, 2017	—	$—	—	—	—

Issuance of common stock	3,000,000	$3,000	18,000	—	21,000
Net loss	—	$—	—	(5,725)	(5,725)

Balance at December 31, 2017	3,000,000	$3,000	18,000	(5,725)	15,275

Issuance of common stock for cash	1,170,000	$1,170	28,080	—	29,250
Net loss	—	$—	—	(9,045)	(9,045)

Balance at December 31, 2018	4,170,000	$4,170	46,080	(14,770)	35,480

The accompanying notes are an integral part of these financial statements.

F-4

TIPMEFAST, INC.
Statement of Cash Flows

	For the year ended December 31, 2018	For the period from December 5, 2017 (inception) to December 31, 2017
Cash Flows from Operating Activities:
Net Loss	$(9,045)	$(5,725)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	2,250	(2,250)

Net cash used in operating activities	$(6,795)	$(7,975)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	29,250	21,000
Net cash provided by financing activities	$29,250	$21,000

NET INCREASE IN CASH	22,455	13,025

CASH AT BEGINNING OF THE PERIOD	13,025	—

CASH AT THE END OF THE PERIOD	$35,480	$13,025

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

F-5

TIPMEFAST, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

TipMeFast, Inc. (“the Company”, “we”, “us” or “our”) was incorporated on December 5, 2017 in the State of Nevada. The Company was created to be the simplest way to get paid or pay anyone from a mobile device. With this application you can pay a bartender, barista, server, musician, valet attendant, concierge, traveling pet groomer, nail technician or pool service but have no cash. The Company is a solution to pay and to get paid without exchanging personal information.

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Isreal

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2018. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at December 31, 2018 and for the related periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

F-6

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash approximates its fair value due to its short-term maturity.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2018.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2018, there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

F-7

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 5, 2017, the company issued a total of 3,000,000 common shares to its founder for a cash contribution of $21,000.

During the quarter ended December 31, 2018, the company issued a total of 1,170,000 common shares to various investors for cash proceeds of $29,250.

There were 4,170,000 and 3,000,000 shares of common stock issued and outstanding as of December 31, 2018 and 2017 respectively.

NOTE 5 – INCOME TAXES

For the year ended December 31, 2018, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $14,770 at December 31, 2018 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2018	For the period from December 5, 2017 (inception) to December 31, 2017
Income tax expense (benefit) at statutory rate	(1,899)	(1,202)
Change in valuation allowance	1,899	1,202
Income tax expense	—	—

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Gross deferred tax asset	3,102	1,202
Valuation allowance	(3,102)	(1,202)
Net deferred tax asset	—	—

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

For the year ended
December 31, 2018
Statutory Federal Income Tax Rate	21%
Nontaxable permanent differences	—
Change in valuation allowance	(21%)
Income tax provision	—

F-8

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $14,770 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2018.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to December 31, 2018 to August 08, 2019, the company issued a total of 1,430,000 common shares to various investors for cash proceeds of $35,765.

F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2018 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2018 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that:  i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or because the degree of compliance with the policies and procedures may deteriorate.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

10

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position

Raid Chalil	52	Pres, Sec, Treas, Dir, CEO, CFO

Raid Chalil, President/Director

Mr. Raid Chalil has served as President and Director since inception on December 5, 2017. Mr. Raid has not been employed since December of 2016, when he left his job after 15 years as a manager in Bank Hapoalim Haifa, in Isreal, to start a business planning and preparing software applications for mobile telephones. In 2016, Mr. Raid obtained a Certificate of Computer Technician from the Ministry of Labor in Israel. Mr. Raid desire to found our company and his background as a banker and a computer technician led to our conclusion that Mr. Raid should be serving as a member of our board of directors in light of our business and structure.

Term of office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board, absent an employment agreement.

Significant employees and consultants

As of the date hereof, the Company has no significant employees.

Code of ethics

We have not adopted a Code of Ethics.

Item 11. Executive Compensation

Currently our officer and director receive no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses he may incur on our behalf.

In the future, once revenue is being generated, we may approve payment of salaries for our officer and director, but currently, no such plans have been approved.  No officer or director salaries will be paid from the proceeds of this offering. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

11

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended December 31, 2018 or through the date of filing of this prospectus.

Employment agreements

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Raid Chalil	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common Stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Beneficial Owner	Address	Number of Shares Owned	Percent of Class

Raid Chalil	HaShmura St. 1, ZihronYa’akov, Israel	3,000,000	71.94%

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

Management beneficial ownership

Title of Class	Name and Address (2)	Shares	Percent (1)

Common stock	Raid Chalil	3,000,000	71.94%

12

DESCRIPTION OF CAPITAL STOCK

	Authorized and Issued Stock Number of Shares at December 31, 2018
Title of Class	Authorized	Outstanding

Common stock, $0.001 par value per share	75,000,000	4,170,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 5, 2017, we offered and sold 3,000,000 shares of common stock to Raid Chalil, our President, Treasurer and a director, for aggregate consideration of $21,000.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2018 and for the period from December 5, 2017 (inception) to December 31, 2017 were as follows:

	December 31, 2018	December 31, 2017
Audit Fees and Audit Related Fees:
- Michael Gillespie & Associates, PLLC	$4,000	$—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$4,000	$—

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements.

"Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit 31.1	-	Certification of Chief Executive Officer of TipMeFast, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of TipMeFast, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of TipMeFast, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Executive Officer of TipMeFast, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

13

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TipMeFast, Inc..
Date: August 8, 2019	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raid Chalil	Chief Executive Officer Chief Financial Officer	August 8, 2019

14