Form 10-Q
period 2019-03-31
Tipmefast, Inc.
filed 2019-10-15
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-222880

TIPMEFAST, INC.

(Exact name of registrant as specified in its charter)

Nevada	7373	83-4057513
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(IRS employer identification number)

Raid Chalil

HaShnura St 1

ZihronYa’akow, Isreal

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

[ ]  YES      [ x]   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
		Emerging Growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as October 03, 2019 is 5,600,000 shares.

TIPMEFAST, INC.

1

TIPMEFAST, INC.

PART I — FINANCIAL INFORMATION

2

TIPMEFAST, INC.
Balance Sheet

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash held in trust	$69,515	$35,480
Prepaid expenses	—	—
Total Current Assets	69,515	35,480

Total Assets	$69,515	$35,480

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,948	$—
Total current liabilities	1,948	—

Total Liabilities	$1,948	$—

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 4,170,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	5,600	4,170
Additional paid-in capital	80,400	46,080
Subscription received	35	—
Accumulated deficit	(18,468)	(14,770)

Total stockholders’ equity	67,567	35,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,515	$35,480

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Operations

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
	(Unaudited)	(Unaudited)
REVENUE:	$—	$—

EXPENSES:
General and administrative	1,948	45
Professional fees	1,750	2,250
Total expenses	3,698	2,295

OTHER INCOME (EXPENSE):
Interest Income	—	—
Total other income (expense)	—	—

NET LOSS	$(3,698)	$(2,295)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average of common shares outstanding - basic	4,615,313	3,000,000

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
For the three months ended March 31, 2019 and 2018 (Unaudited)
			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Received	Deficit	Equity
Balance at December 31, 2018	4,170,000	$4,170	46,080	-	(14,770)	35,480

Issuance of common stock for cash	1,430,000	1,430	34,320	35	—	35,785
Net loss for three months ended March 31, 2019	—	$—	—	—	(3,698)	(3,698)

Balance at March 31, 2019	5,600,000	$5,600	80,400	35	(18,468)	67,567

Balance at December 31, 2017	3,000,000	$3,000	18,000	—	(5,725)	15,275

Net loss for three months ended March 31, 2018	—	$—	—	—	(2,295)	(2,295)

Balance at March 31, 2018	3,000,000	$3,000	18,000	—	(8,020)	12,980

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Cash Flows

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(3,698)	$(2,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	1,948	—
(Increase) decrease in prepaid expenses	—	2,250

Net cash used in operating activities	$(1,750)	$(45)

Cash flows from Financing Activities:
Proceeds from subscription for common stock	35	—
Proceeds from issuance of common stock	35,750	—
Net cash provided by financing activities	$35,785	$—

NET INCREASE IN CASH	34,035	(45)

CASH AT BEGINNING OF THE PERIOD	35,480	13,025

CASH AT THE END OF THE PERIOD	$69,515	$12,980

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Isreal

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of March 31, 2019. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the three months ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for the related periods presented.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $69,515 of cash as at March 31, 2019.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2019.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2019, there were no differences between our comprehensive loss and net loss.

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

During the quarter ended March 31, 2019, the company issued a total of 1,430,000 common shares to various investors for cash proceeds of $35,750. In this shares issue, $35has received excess from investor which has showed in subscription received in balance sheet. It will be repaid to investor subsequently.

There were 5,600,000 and 4,170,000 shares of common stock issued and outstanding as of March 31, 2019 and December 31, 2018 respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2019 through October 03, 2019. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of March 31 2019, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of March 31, 2019, the company has $69,515 in total assets. These assets are in the form of cash held in trust $69,515 and prepaid expenses $0. As of March 31, 2019 the company has $1,948 in liabilities and an accumulated deficit of $18,468. As of December 31, 2018, the company has $35,480 in total assets in the form of cash held in trust $35,480 and prepaid expenses $0. As of December 31, 2018, the company has $0 in liabilities and an accumulated deficit of $14,770.

Net cash used in operating activities for the three months period ended March 31, 2019 and 2018 was $1,750 and 45 respectively. Cash flows from financing activities for the three months period ended March 31, 2019 and 2018 was $35,785 and $0 respectively.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs. Currently, the Company has determined that its anticipated monthly cash flow needs should not exceed of $6,000 per month for the first 6 months of 2018. Expenses are expected to increase marginally in the second half of 2018.

It is anticipated that the app can be completed and operational in approximately 6 months and a full marketing campaign in place within 3 months after that. In the even that the full proceeds of the offering are not raised, the timing of the rollout will be slowed as discussed above in Business.

The Company’s projected capital needs and its projected increase in expenses are based upon the Company’s projected roll-out of generating sites over the coming twelve months, however, in the event that the full offering proceeds are not raised, the Company would roll-out new of generating sites at a slower pace and/or focus its energies on the refinement of existing sites to maximum their productivity. The Company’s success does not depend on a scheduled roll-out and therefore it has flexibility to scale back its expenses to meet actual income.

We anticipate that we will receive sufficient proceeds from investors through this offering, to continue operations for at least the next twelve months; however, there is no assurance that such proceeds will be received and there are no agreements or understandings currently in effect from any potential investors. It is anticipated that the company will receive increasing revenues from operations in the coming year, however, since the Company has earned only nominal revenues to date, it is difficult to anticipate what those revenues might be, if any, and therefore, management has assumed for planning purposes only that it may need to sell common stock, take loans or advances from officers, directors or shareholders or enter into debt financing agreements in order to meet our cash needs over the coming twelve months. The Issuer has no agreements or understandings for any of the above-listed financing options.

The Use of Proceeds section includes a detailed description of the use of proceeds over the differing offering scenarios of 100%, 75%, 50% and 25%. As the Company’s expenses are relatively stable, unless additional sites are rolled out, the Company believes it can continue its present operations with projected revenues together with offering proceeds under any of the offering scenarios. The Company will consider raising additional funds through sales of equity, debt and convertible securities, if it is deemed necessary.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended March 31, 2019 and 2018

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2019 and 2018 were $3,698 and $2,295 respectively. Operating expenses consisted of professional fees totaled $1,750 and general and administrative expenses totaled $1,948 for the three months ended March 31, 2019. Operating expenses consisted of professional fees totaled $2,250 and general and administrative expenses totaled $45 for the three months ended March 31, 2018.

Net Loss

During the three months ended March 31, 2019 and 2018 the Company recognized net losses of $3,698 and $2,295.

The company recorded a net loss of $18,468 for the period from inception on December 5, 2017 to March 31, 2019.

Our independent registered public accounting firm has expressed a going concern opinion which raises substantial doubts about our ability to continue as a going concern. . Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenue’s of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Equipment, Furniture and Leasehold Improvements. Equipment, furniture and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from three to seven years, or the life of the lease, as appropriate.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted expected future net cash flows from the assets.

Revenue Recognition. The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured.

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of March 31, 2019 there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a March 31, 2019, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal actions pending against us nor any legal actions contemplated by us at this time.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer of TipMeFast, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of TipMeFast, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of TipMeFast, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Financial Officer of TipMeFast, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TipMeFast, Inc..

Date : October 15, 2019	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

