Form 10-Q
period 2019-09-30
Tipmefast, Inc.
filed 2019-12-31
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as December 23, 2019 is 5,600,000 shares.

1

TIPMEFAST, INC.

2

TIPMEFAST, INC.

PART I — FINANCIAL INFORMATION

3

TIPMEFAST, INC.
Balance Sheet

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash held in trust	$43,880	$35,480
Prepaid expenses	1,996	—
Total Current Assets	45,876	35,480

Total Assets	$45,876	$35,480

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$—	$—
Total current liabilities	—	—

Total Liabilities	$—	$—

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 4,170,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	5,600	4,170
Additional paid-in capital	80,415	46,080
Subscription received	—	—
Accumulated deficit	(40,139)	(14,770)

Total stockholders’ equity	45,876	35,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,876	$35,480

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Operations (Unaudited)

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the Nine months ended September 30, 2019	For the Nine months ended September 30, 2018

REVENUE:	$—	$—	$—	$—

EXPENSES:
General and administrative	1,986	—	5,919	45
Professional fees	14,850	5,000	19,450	9,000
Total expenses	16,836	5,000	25,369	9,045

OTHER INCOME (EXPENSE):
Interest Income	—	—	—	—
Total other income (expense)	—	—	—	—

NET LOSS	$(16,836)	$(5,000)	$(25,369)	$(9,045)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of common shares outstanding - basic	5,600,000	3,000,000	5,275,378	3,000,000

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Received	Deficit	Equity

For the three months ended September 30, 2019 and 2018 (Unaudited)

Balance at June 30, 2019	5,600,000	$5,600	80,415	35	(23,303)	62,747

Return of excess issuance of common stock for cash	—	—	—	(35)	—	(35)
Net loss for three months ended September 30, 2019	—	$—	—	—	(16,836)	(16,836)

Balance at September 30, 2019	5,600,000	$5,600	80,415	—	(40,139)	45,876

Balance at June 30, 2018	3,000,000	$3,000	18,000	—	(9,770)	11,230

Net loss for three months ended September 30, 2018	—	$—	—	—	(5,000)	(5,000)

Balance at September 30, 2018	3,000,000	$3,000	18,000	—	(14,770)	6,230

For the nine months ended September 30, 2019 and 2018 (Unaudited)

Balance at December 31, 2018	4,170,000	$4,170	46,080	—	(14,770)	35,480

Issuance of common stock for cash	1,430,000	1,430	34,335	—	—	35,765
Net loss for six months ended June 30, 2019	—	$—	—	—	(25,369)	(25,369)

Balance at September 30, 2019	5,600,000	$5,600	80,415	—	(40,139)	45,876

Balance at December 31, 2017	3,000,000	$3,000	18,000	—	(5,725)	15,275

Net loss for nine months ended September 30, 2018	—	$—	—	—	(9,045)	(9,045)

Balance at September 30, 2018	3,000,000	$3,000	18,000	—	(14,770)	6,230
The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Cash Flows (Unaudited)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018

Cash Flows from Operating Activities:
Net Loss	$(25,369)	$(9,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	—	—
(Increase) decrease in prepaid expenses	(1,996)	2,250

Net cash used in operating activities	$(27,365)	$(6,795)

Cash flows from Financing Activities:
Proceeds from common stock	35,765	—
Net cash provided by financing activities	$35,765	$—

NET INCREASE IN CASH	8,400	(6,795)

CASH AT BEGINNING OF THE PERIOD	35,480	13,025

CASH AT THE END OF THE PERIOD	$43,880	$6,230

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Isreal

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of September 30, 2019. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the six months ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for the related periods presented.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended September 30, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $43,880 of cash as at September 30, 2019.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2019.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2019, there were no differences between our comprehensive loss and net loss.

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

During the quarter ended March 31, 2019, the company issued a total of 1,430,000 common shares to various investors for cash proceeds of $35,765. In this shares issue, $35 has received excess from investor which has showed in subscription received in balance sheet. It will be repaid to investor subsequently.

There were 5,600,000 and 4,170,000 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018 respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2019 through December 23, 2019. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of September 30, 2019, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of September 30, 2019, the company has $43880 in total assets. These assets are in the form of cash held in trust $43880 and prepaid expenses $1996. As of September 30, 2019 the company has $0 in liabilities and an accumulated deficit of $40,139. As of December 31, 2018, the company has $35,480 in total assets in the form of cash held in trust $35,480 and prepaid expenses $0. As of December 31, 2018, the company has $0 in liabilities and an accumulated deficit of $14,770.

Net cash used in operating activities for the nine months period ended September 30, 2019 and 2018 was $27,365 and $6,795 respectively. Cash flows from financing activities for the nine months period ended September 30, 2019 and 2018 was $35,765 and $0 respectively.

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

Results of Operations

Overview for the three months ended September 30, 2019 and 2018

Lack of Revenues

We have limited operational history. For the three months ended September 30, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2019 and 2018 were $16,836 and $5,000 respectively. Operating expenses consisted of professional fees totaled $14,850 and general and administrative expenses totaled $1,986 for the three months ended September 30, 2019. Operating expenses consisted of professional fees totaled $5,000 and general and administrative expenses totaled $0 for the three months ended September 30, 2018.

Net Loss

During the three months ended September 30, 2019 and 2018 the Company recognized net losses of $16,836 and $5,000.

Overview for the nine months ended September 30, 2019 and 2018

Lack of Revenues

We have limited operational history. For the nine months ended September 30, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2019 and 2018 were $25,369 and $9,045 respectively. Operating expenses consisted of professional fees totaled $19,450 and general and administrative expenses totaled $5,919 for the nine months ended September 30, 2019. Operating expenses consisted of professional fees totaled $9,000 and general and administrative expenses totaled $45 for the nine months ended September 30, 2018.

Net Loss

During the nine months ended September 30, 2019 and 2018 the Company recognized net losses of $25,369 and $9,045.

The company recorded a net loss of $40,139 for the period from inception on December 5, 2017 to September 30, 2019.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of September 30, 2019 there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a September 30, 2019, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second third ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

TipMeFast, Inc..

Date : December 30, 2019	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

