Form 10-K
period 2019-12-31
Tipmefast, Inc.
filed 2020-03-03
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Copies to:

Elaine Dowling, Esq.

EAD Law Group, LLC

8275 S. Eastern Ave #20

Las Vegas, NV 891123

ead@eadlawgroup.com

702-724-2636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [_]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [_]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [Y]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).   Yes  [_]    No  [N]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [X]    No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 23, 2020 is 5,600,000 shares.

1

TIPMEFAST, INC.

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Israel. Our telephone number is 972-373-70057.

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

Employees

As of December 31, 2019, we had one (1) part time employee, including management. We consider our relations with our employees to be good.

Research and development activities and costs

We have not incurred any research and development costs to date.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

As of December 31, 2019, there are no unresolved Staff Comments

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

Holders

As on December 31, 2019, the Company had 5,60,000 shares of our common stock issued and outstanding held by 30 share holders

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in December 31, 2019 and 2018.

Comparison of the years ended December 31, 2019 and 2019

Lack of Revenues

We have limited operational history. During the year ended December 31, 2019 and 2019 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2019 and 2018 were $27,365 and $9,045 respectively. Operating expenses for the year ended December 31, 2019 consisted of professional fees of $19,450 and general and administrative expense $7,915. Operating expenses for the year ended December 2019 consisted of professional fees of $9,000 and general and administrative expense $45.

Net Loss

During the year ended December 31, 2019 and 2018 the Company recognized net losses of $27,365 and $9,045.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2019 and 2018, we had total assets of $43,880 and $35,480 respectively.

At December 31, 2019 and 2018, our total liabilities were $NIL and $NIL respectively.

Cash flows from operating activities

Net cash used in operating activities was ($27,365) for the year ended December 31, 2019 and ($6,795) for the year ended December 2018

Cash flows from financing activities

Net cash provided by financing activities was $35,765 for the year ended December 31, 2019 and $29,250 for the year ended December 2018

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

DECEMBER 31, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders

TipMeFast, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TipMeFast, Inc. as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

February 23, 2020

F-1

TIPMEFAST, INC.
Balance Sheet
(Audited)

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash held in trust	$43,880	$35,480

Total Current Assets	43,880	35,480

Total Assets	$43,880	$35,480

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$—	$—
Total current liabilities	—	—

Total Liabilities	$—	$—

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 4,170,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	5,600	4,170
Additional paid-in capital	80,415	46,080
Accumulated deficit	(42,135)	(14,770)

Total stockholders’ equity	43,880	35,480

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,880	$35,480

The accompanying notes are an integral part of these financial statements.

F-2

TIPMEFAST, INC.
Statement of Operations
(Audited)

	For the Year ended December, 2019	For the Year ended December, 2018

REVENUE:	$—	$—

EXPENSES:
General and administrative	7,915	45
Professional fees	19,450	9,000
Total expenses	27,365	9,045

OTHER INCOME (EXPENSE):
Interest Income	—	—
Total other income (expense)	—	—

NET LOSS	$(27,365)	$(9,045)

Net loss per common share - basic	$(0.005)	$(0.003)

Weighted average of common shares outstanding - basic	5,385,194	3,132,740

The accompanying notes are an integral part of these financial statements.

F-3

TIPMEFAST, INC.
Statement of Stockholders’ Equity
(Audited)
			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Received	Deficit	Equity

Balance at December 31, 2017	3,000,000	$3,000	18,000	—	(5,725)	15,275

Issuance of common stock for cash	1,170,000	1,170	28,080	—	—	29,250
Net loss	—	$—	—	—	(9,045)	(9,045)

Balance at December 31, 2018	4,170,000	$4,170	46,080	—	(14,770)	35,480

Issuance of common stock for cash	1,430,000	1,430	34,335	35	—	35,800
Excess Subscription cash returned				(35)		(35)
Net loss for the year ended December 31, 2019	—	$—	—	—	(27,365)	(27,365)

Balance at December 31, 2019	5,600,000	$5,600	80,415	—	(42,135)	43,880

The accompanying notes are an integral part of these financial statements.

F-4

TIPMEFAST, INC.
Statement of Cash Flows
(Audited)

	For the year ended December 31, 2019	For the year ended December 31, 2018

Cash Flows from Operating Activities:
Net Loss	$(27,365)	$(9,045)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	—	2,250

Net cash used in operating activities	$(27,365)	$(6,795)

Cash flows from Financing Activities:
Proceeds from common stock	35,765	29,250

Net cash provided by financing activities	$35,765	$29,250

NET INCREASE IN CASH	8,400	22,455

CASH AT BEGINNING OF THE PERIOD	35,480	13,025

CASH AT THE END OF THE PERIOD	$43,880	$35,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

F-5

TIPMEFAST, INC.

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

DECEMBER 31, 2019

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Isreal

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2019. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $43,880 of cash as at December 31, 2019.

F-6

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2019.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2019, there were no differences between our comprehensive loss and net loss.

F-7

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

During the quarter ended March 31, 2019, the company issued a total of 1,430,000 common shares to various investors for cash proceeds of $35,765. During this shares issue, $35has received in excess from an investor which was paid before September 30, 2019.

There were 5,600,000 and 4,170,000 shares of common stock issued and outstanding as of December 31, 2019 and December 31, 2018 respectively.

NOTE 5 – INCOME TAXES

For the year ended December 31, 2019, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $42,135 at December 31, 2019 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Income tax expense (benefit) at statutory rate	(5,747)	(1,899)
Change in valuation allowance	5,747	1,899
Income tax expense	—	—

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Gross deferred tax asset	8,848	3,102
Valuation allowance	(8,848)	(3,102)
Net deferred tax asset	—	—

F-8

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

For the year ended December 31, 2019

Statutory Federal Income Tax Rate	21%
Nontaxable permanent differences	—
Change in valuation allowance	(21%)
Income tax provision	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $42,135 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2019.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2019 through February 23, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2019.

F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2019 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2019 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

9

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

10

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended December 31, 2019 or through the date of filing of this prospectus.

Employment agreements

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Raid Chalil	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raid Chalil	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common Stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Beneficial Owner	Address	Number of Shares Owned	Percent of Class

Raid Chalil	HaShmura St. 1, ZihronYa’akov, Israel	3,000,000	53.57%

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

Management beneficial ownership

Title of Class	Name and Address (2)	Shares	Percent (1)

Common stock	Raid Chalil	3,000,000	53.57%

11

DESCRIPTION OF CAPITAL STOCK

	Authorized and Issued Stock Number of Shares at December 31, 2019
Title of Class	Authorized	Outstanding

Common stock, $0.001 par value per share	75,000,000	5,600,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 5, 2017, we offered and sold 3,000,000 shares of common stock to Raid Chalil, our President, Treasurer and a director, for aggregate consideration of $21,000.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Audit Fees and Audit Related Fees:
- Michael Gillespie & Associates, PLLC	$6,450	$6,450
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,450	$6,450

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

12

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

TipMeFast, Inc..
Date: February 28, 2020	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raid Chalil	Chief Executive Officer Chief Financial Officer	February 28, 2020

14