Form 10-Q
period 2020-03-31
Tipmefast, Inc.
filed 2020-08-31
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 24, 2020 is 5,600,000 shares.

TIPMEFAST, INC.

TIPMEFAST, INC.

PART I — FINANCIAL INFORMATION

TIPMEFAST, INC.
Balance Sheet

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash held in trust	$42,030	$43,880

Total Current Assets	42,030	43,880

Total Assets	$42,030	$43,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$—	$—
Total current liabilities	—	—

Total Liabilities	$—	$—

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	$5,600	$5,600
Additional paid-in capital	80,415	80,415
Accumulated deficit	(43,985)	(42,135)

Total stockholders’ equity	42,030	43,880

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,030	$43,880

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Operations
(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

REVENUE:	$—	$—

EXPENSES:
General and administrative	$—	$1,948
Professional fees	1,850	1,750
Total expenses	$1,850	$3,698

OTHER INCOME (EXPENSE):
Interest Income	—	—
Total other income (expense)	—	—

NET LOSS	$(1,850)	$(3,698)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average of common shares outstanding - basic	5,600,000	4,615,313

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
For the three months ended March 31, 2020 and 2019 (Unaudited)
			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Received	Deficit	Equity
Balance at December 31, 2019	5,600,000	$5,600	$80,415	$—	$(42,135)	$43,880

Net loss for three months ended March 31, 2020	—	$—	—	—	(1,850)	(1,850)

Balance at March 31, 2020	5,600,000	$5,600	$80,415	$—	$(43,985)	$42,030

Balance at December 31, 2018	4,170,000	$4,170	$46,080	$—	$(14,770)	$35,480

Issuance of common stock for cash	1,430,000	1,430	34,320	35	—	35,785
Net loss for three months ended March 31, 2019	—	$—	—	—	(3,698)	(3,698)

Balance at March 31, 2019	5,600,000	$5,600	$80,400	$35	$(18,468)	$67,567

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Cash Flows
(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(1,850)	$(3,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	—	1,948

Net cash used in operating activities	$(1,850)	$(1,750)

Cash flows from Financing Activities:
Proceeds from subscription for common stock	—	35
Proceeds from issuance of common stock	—	35,750
Net cash provided by financing activities	$—	$35,785

Net increase in cash, cash equivalents, and restricted cash	(1,850)	34,035
Cash, cash equivalents, and restricted cash at beginning of year	43,880	34,480
Cash, cash equivalents, and restricted cash at end of year	$42,030	$69,515

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Isreal

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of March 31, 2020. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the three months ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for the related periods presented.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $42,030 of cash as at March 31, 2020.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2020.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2020, there were no differences between our comprehensive loss and net loss.

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

During the quarter ended March 31, 2019, the company issued a total of 1,430,000 common shares to various investors for cash proceeds of $35,750. In this shares issue, $35 was received in excess from an investor which has showed in subscription received in balance sheet. It was repaid to the investor subsequently.

There were 5,600,000 and 5,600,000 shares of common stock issued and outstanding as of March 31, 2020 and December 31, 2019 respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2020 through August 24, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of March 31, 2020, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of March 31, 2020, the company has $42,030 in total assets. These assets are in the form of cash held in trust $42,030 . As of March 31, 2020 the company has $0 in liabilities and an accumulated deficit of $42,985. As of December 31, 2019, the company has $43,880 in total assets in the form of cash held in trust $43,880 and prepaid expenses $0. As of December 31, 2019, the company has $0 in liabilities and an accumulated deficit of $42,135. As of March 31, 2020, the company has $0 in liability and an accumulated deficit of $43,985

Net cash used in operating activities for the three months period ended March 31, 2020 and 2019 was $1,850 and $1,750 respectively. Cash flows from financing activities for the three months period ended March 31, 2020 and 2019 was $0 and $35,785 respectively.

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

Results of Operations

Overview for the three months ended March 30, 2020 and 2019

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2020 and 2019 were $1,850 and $3,698 respectively. Operating expenses consisted of professional fees totaled $1,850 for the three months ended March 31, 2020. Operating expenses consisted of professional fees totaled $1,750 and general and administrative expenses totaled $1,948 for the three months ended March 31, 2019.

Net Loss

During the three months ended March 31, 2020 and 2019 the Company recognized net losses of $1,850 and $3,698.

The company recorded a net loss of $42,030 for the period from inception on December 5, 2017 to March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a March 31, 2020, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2020, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

TipMeFast, Inc..

Date : August 26, 2020	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director