Form 10-K/A
period 2019-12-31
Tipmefast, Inc.
filed 2020-11-24
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 17, 2020 is 5,600,000 shares.

TIPMEFAST, INC.

TABLE OF CONTENTS

PART I
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	5
ITEM 1B.	Unresolved Staff Comments	5
ITEM 2.	Properties	5
ITEM 3.	Legal Proceedings	5
ITEM 4.	Safety Disclosures	5
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
ITEM 6.	Selected Financial Data	6
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	7
ITEM 8.	Financial Statements and Supplementary Data	8
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	9
ITEM 9A.	Controls and Procedures	9
ITEM 9B.	Other Information	10
PART III
ITEM 10.	Directors, Executive Officers, and Corporate Governance	10
ITEM 11.	Executive Compensation	10
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	12
ITEM 14.	Principal Accounting Fees and Services	14
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	13
	Signatures	14

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

TipMeFast allows the user to:

•	pay anonymously with a tap of a finger: Simply find the user code you want to tip or pay by GPS nearby, pay any amount up to $500;
•	Option to send a message, connect or chat conversation with your old (and new) favorite service professionals;
•	The receivers tips can customize an auto-reply message to let favorite patrons know the latest news, band or business.

How it works:

•	Sign up for free & create an account to pay and get paid
•	Find users, pay and send ratings with personalized message
•	Start a private chat after payment with your favorite service professional or artists

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

Holders

As on December 31, 2019, the Company had 5,60,000 shares of our common stock issued and outstanding held by 30 share holders.

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

Comparison of the years ended December 31, 2019 and 2018

Lack of Revenues

We have limited operational history. During the year ended December 31, 2019 and 2018 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2019 and 2018 were $27,365 and $16,945 respectively. Operating expenses for the year ended December 31, 2019 consisted of professional fees of $19,450 and general and administrative expense $7,915. Operating expenses for the year ended December 2018 consisted of professional fees of $9,000 and general and administrative expense $7,945.

Net Loss

During the year ended December 31, 2019 and 2018 the Company recognized net losses of $27,365 and $16,945.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2019 and 2018, we had total assets of $43,880 and $35,480 respectively.

At December 31, 2019 and 2018, our total liabilities were $7,900 and $7,900 respectively.

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

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders

TipMeFast, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TipMeFast, Inc. as of December 31, 2019 (restated) and 2018 (restated) and the related restated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 7 to the financial statements, the 2019 and 2018 financial statements have been restated to correct misstatements.

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

Seattle, Washington

February 23, 2020, except note 7 which is November 17, 2020

TIPMEFAST, INC.
Restated Balance Sheet
(Audited)

	December 31,	December 31,
	2019	2018
	(Restated)	(Restated)
ASSETS
Current assets
Cash held in trust	$43,880	$35,480
Total Current Assets	43,880	35,480
Total Assets	$43,880	$35,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,900	$7,900
Total current liabilities	7,900	7,900
Total Liabilities	$7,900	$7,900

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 4,170,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	$5,600	$4,170
Additional paid-in capital	80,415	46,080
Accumulated deficit	(50,035)	(22,670)
Total stockholders’ equity	35,980	27,580

Total liabilities and stockholders' deficit	$43,880	$35,480

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Operations
(Audited)

	For the Year ended December, 2019	For the Year ended December, 2018
		(Restated)
REVENUE:	$—	$—

EXPENSES:
General and administrative	7,915	7,945
Professional fees	19,450	9,000
Total expenses	$27,365	$16,945

OTHER INCOME (EXPENSE):
Interest Income	—	—
Total other income (expense)	—	—

NET LOSS	$(27,365)	$(16,945)

Net loss per common share - basic	$(0.005)	$(0.005)
Weighted average of common shares outstanding - basic	5,385,194	3,132,740

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
For the year ended December 31, 2018

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received	Deficit	Deficit
Balance at December 31, 2017	3,000,000	$3,000	$18,000	$—	$(5,725)	$15,275
Issuance of common stock	1,170,000	1,170	28,080	—	—	29,250
Net loss	—	—	—	—	(16,945)	(16,945)
Balance at December 31, 2018	4,170,000	$4,170	$46,080	$—	$(22,670)	$27,580

TIPMEFAST, INC.
Restated Statement of Stockholders’ Equity
For the year ended December 31, 2019

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received	Deficit	Deficit
Balance at December 31, 2018	4,170,000	$4,170	$46,080	$—	$(22,670)	$27,580
Issuance of common stock for cash	1,430,000	$1,430	34,335	35	—	35,800
Excess Subscription cash returned	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(27,365)	(27,365)
Balance at December 31, 2019	5,600,000	$5,600	$80,415	$—	$(50,035)	$35,980

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Cash Flows
(Audited)

	For the year ended December 31, 2019	For the year ended December 31, 2018
		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(27,365)	$(16,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in prepaid expenses	—	2,250
Increase (decrease) in acctounts payable	—	7,900
Net cash used in operating activities	$(27,365)	$(6,795)

Cash flows from Financing Activities:
Proceeds from common stock	35,765	29,250
Net cash provided by financing activities	$35,765	$29,250

Net increase in cash, cash equivalents, and restricted cash	8,400	22,455
Cash, cash equivalents, and restricted cash at beginning of year	35,480	13,025
Cash, cash equivalents, and restricted cash at end of year	$43,880	$35,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 5 – INCOME TAXES

For the year ended December 31, 2019, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $50,035 at December 31, 2019 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Income tax expense (benefit) at statutory rate	(5,747)	(3,558)
Change in valuation allowance	5,747	3,558
Income tax expense	—	—

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Gross deferred tax asset	10,507	4,761
Valuation allowance	(10,507)	(4,761)
Net deferred tax asset	—	—

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

For the year ended
December 31, 2019
Statutory Federal Income Tax Rate	21%
Nontaxable permanent differences	—
Change in valuation allowance	(21%)
Income tax provision	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $50,035 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2019.

NOTE 7 – RESTATEMENT

The following are previously recorded and restated balances as of December 31, 2018:

TIPMEFAST, INC.
Balance Sheet
(Restated)

	December 31,	December 31,	December 31,
	2018	2018	2018
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$35,480	$—	$35,480
Total Assets	$35,480	$—	35,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$—	$7,900	$7,900
Total current liabilities	—	7,900	7,900
Long Term Liabilities:	—	—	—
Total Liabilities	—	7,900	7,900

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,170,000 and 4,170,000 shares issued and outstanding as of December 31, 2018.	$4,170	$—	$4,170
Additional paid-in capital	46,080	—	46,080
Accumulated deficit	(14,770)	(7,900)	(22,670)
Total stockholders' deficit	35,480	(7,900)	27,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,480	$—	$35,480

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Operations
(Restated)

	For the year ended December 31, 2018
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
REVENUE:	$—	$—	$—

EXPENSES:
General and administrative	45	7,900	7,945
Professional fees	9,000	—	9,000
TOTAL EXPENSES	$9,045	$7,900	$16,945

OTHER INCOME (EXPENSE):
Interest Income	—	—	—
TOTAL OTHER INCOME (EXPENSE):	—	—	—

NET LOSS	$(9,045)	$(7,900)	$(16,945)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)
Weighted average of common shares outstanding - basic	3,129,452	3,129,452	3,129,452

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Cash Flows
(Restated)

	For the year ended December 31, 2018
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,045)	$(7,900)	$(16,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in prepaid expenses	2,250	—	2,250
Increase (decrease) in accounts payable	—	7,900	7,900

Net cash used in operating activities	$(6,795)	$—	$(6,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	29,250	—	29,250
Net cash provided by financing activities	$29,250	$—	$29,250

Net increase in cash, cash equivalents, and restricted cash	22,455	—	22,455
Cash, cash equivalents, and restricted cash at beginning of year	13,025	—	13,025
Cash, cash equivalents, and restricted cash at end of year	$35,480	$—	$35,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

The following are previously recorded and restated balances as of December 31, 2019:

TIPMEFAST, INC.
Balance Sheet
(Restated)

	For the year ended December 31, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$43,880	$—	$43,880
Total Current Assets	43,880	—	43,880
Total Assets	$43,880	$—	$43,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$—	$7,900	$7,900
Total current liabilities	—	7,900	7,900
Total Liabilities	$—	$7,900	$7,900

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of December 31, 2019	$5,600	$—	$5,600
Additional paid-in capital	80,415	—	80,415
Accumulated deficit	(42,135)	(7,900)	(50,035)
Total stockholders’ equity	43,880	(7,900)	35,980

Total liabilities and stockholders' deficit	$43,880	$—	$43,880

The accompanying notes are an integral part of these financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2019 through November 17, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2019.

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

TipMeFast, Inc..
Date: November 20, 2020	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raid Chalil	Chief Executive Officer Chief Financial Officer	November 20, 2020