Form 10-Q/A
period 2020-03-31
Tipmefast, Inc.
filed 2020-12-01
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A-1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 28, 2020 is 5,600,000 shares.

TIPMEFAST, INC.

TIPMEFAST, INC.

PART I — FINANCIAL INFORMATION

TIPMEFAST, INC.
Restated Balance Sheet

	March 31,	December 31,
	2020	2019
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets
Cash held in trust	$42,030	$43,880
Total Current Assets	42,030	43,880
Total Assets	$42,030	$43,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,900	$7,900
Accrued expenses	1,975	—
Total current liabilities	9,875	7,900
Total Liabilities	$9,875	$7,900

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	5,600	5,600
Additional paid-in capital	80,415	80,415
Accumulated deficit	(53,860)	(50,035)
Total stockholders’ equity	32,155	35,980

Total liabilities and stockholders' deficit	$42,030	$43,880

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Operations
(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
	(Restated)
REVENUE:	$—	$—

EXPENSES:
General and administrative	1,975	1,948
Professional fees	1,850	1,750
Total expenses	$3,825	$3,698

OTHER INCOME (EXPENSE):
Interest Income	—	—
Total other income (expense)	—	—

NET LOSS	$(3,825)	$(3,698)

Net loss per common share - basic	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	5,600,000	4,615,313

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
(Unaudited)
For the three months ended March 31, 2019

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received	Deficit	Deficit
Balance at December 31, 2018	4,170,000	$4,170	$46,080	$—	$(22,670)	$27,580
Issuance of common stock for cash	1,430,000	1,430	34,320	35		35,785
Net loss for three months ended March 31, 2019	—	—	—	—	(3,698)	(3,698)
Balance at March 31, 2019	5,600,000	$5,600	$80,400	$35	$(26,368)	$59,667

TIPMEFAST, INC.
Restated Statement of Stockholders’ Equity
(Unaudited)
For the three months ended March 31, 2020

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received	Deficit	Deficit
Balance at December 31, 2019	5,600,000	$5,600	$80,415	$—	$(50,035)	$35,980
Net loss for three months ended March 31, 2020	—	—	—	—	(3,825)	(3,825)
Balance at March 31, 2020	5,600,000	$5,600	$80,415	$—	$(53,860)	$32,155

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Cash Flows
(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
	(Unaudited)	(Unaudited)
	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(3,825)	$(3,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	1,975	1,948
		—
Net cash used in operating activities	$(1,850)	$(1,750)

Cash flows from Financing Activities:
Proceeds from subscription for common stock	—	35
Proceeds from issuance of common stock	—	35,750
Net cash provided by financing activities	$—	$35,785

Net increase in cash, cash equivalents, and restricted cash	(1,850)	34,035
Cash, cash equivalents, and restricted cash at beginning of year	43,880	34,480
Cash, cash equivalents, and restricted cash at end of year	$42,030	$69,515

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

NOTE 5 – RESTATEMENT

The following are previously recorded and restated balances as of December 31, 2019.

TIPMEFAST, INC.
Restated Balance Sheet
(Audited)

	For the year ended December 31, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$43,880	$—	$43,880
Total Current Assets	43,880	—	43,880
Total Assets	$43,880	$—	$43,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$—	$7,900	$7,900
Total current liabilities	—	7,900	7,900
Total Liabilities	$—	$7,900	$7,900

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 shares issued and outstanding as of December 31, 2019 respectively.	5,600	—	5,600
Additional paid-in capital	80,415	—	80,415
Accumulated deficit	(42,135)	(7,900)	(50,035)
Total stockholders’ equity	43,880	(7,900)	35,980

Total liabilities and stockholders' deficit	$43,880	$—	$43,880

The accompanying notes are an integral part of these financial statements.

The following are previously recorded and restated balances as of March 31, 2020.

TIPMEFAST, INC.
Restated Balance Sheet

	March 31, 2020
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$42,030	$—	$42,030
Total Current Assets	42,030	—	42,030
Total Assets	$42,030	$—	$42,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	7,900	—	7,900
Accrued expenses	$—	$1,975	$1,975
Total current liabilities	7,900	1,975	9,875
Total Liabilities	$7,900	$1,975	$9,875

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of March 31, 2020 .	5,600	—	5,600
Additional paid-in capital	80,415	—	80,415
Accumulated deficit	(51,885)	(1,975)	(53,860)
Total stockholders’ equity	34,130	(1,975)	32,155

Total liabilities and stockholders' deficit	$42,030	$—	$42,030

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Operations
(Unaudited)

	For the three months ended March 31, 2020
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

REVENUE:	$—	$—	$—

EXPENSES:
General and administrative	—	1,975	1,975
Professional fees	1,850	—	1,850
Total expenses	1,850	1,975	3,825

OTHER INCOME (EXPENSE):
Interest Income	—	—	—
Total other income (expense)	—	—	—

NET LOSS	$(1,850)	$(1,975)	$(3,825)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	5,600,000	5,600,000	5,600,000

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Cash Flows
(Unaudited)

	For the three months ended March 31, 2020
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash Flows from Operating Activities:
Net Loss	$(1,850)	$(1,975)	$(3,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	—	1,975	1,975
Net cash used in operating activities	$(1,850)	$—	$(1,850)

Cash flows from Financing Activities:
Proceeds from subscription for common stock	—	—	—
Proceeds from issuance of common stock	—	—	—
Net cash provided by financing activities	$—	$—	$—

Net increase in cash, cash equivalents, and restricted cash	(1,850)	—	(1,850)
Cash, cash equivalents, and restricted cash at beginning of year	43,880	—	43,880
Cash, cash equivalents, and restricted cash at end of year	$42,030	$—	$42,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2020 through November 28, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2020.

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

Plan of Operation

Liquidity and Capital Resources

As of March 31, 2020, the company has $42,030 in total assets. These assets are in the form of cash held in trust $42,030 . As of March 31, 2020 the company has $9,875 in current liabilities and an accumulated deficit of $53,860. As of December 31, 2019, the company has $43,880 in total assets in the form of cash held in trust $43,880 and prepaid expenses $0. As of December 31, 2019, the company has $7,900 in current liabilities and an accumulated deficit of $50,035.

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

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2020 and 2019 were $3,825 and $3,698 respectively. Operating expenses consisted of professional fees $1,850 and general and administrative expenses $1,975 for the three months ended March 31, 2020. Operating expenses consisted of professional fees $1,750 and general and administrative expenses $1,948 for the three months ended March 31, 2019.

Net Loss

During the three months ended March 31, 2020 and 2019 the Company recognized net losses of $3,825 and $3,698.

The company recorded a net loss of $53,860 for the period from inception on December 5, 2017 to March 31, 2020.

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

TipMeFast, Inc..

Date : November 30, 2020	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director