Form 10-Q
period 2020-09-30
Tipmefast, Inc.
filed 2021-01-05
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 2, 2021 is 5,600,000 shares.

TIPMEFAST, INC.

TIPMEFAST, INC.

PART I — FINANCIAL INFORMATION

TIPMEFAST, INC.
Restated Balance Sheet

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash held in trust	$24,730	$43,880
Total current assets	24,730	43,880
Total assets	$24,730	$43,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$25	$7,900
Total current liabilities	25	7,900
Total liabilities	$25	$7,900

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	5,600	5,600
Additional paid-in capital	80,415	80,415
Accumulated deficit	(61,310)	(50,035)
Total stockholders’ equity	24,705	35,980

Total liabilities and stockholders' deficit	$24,730	$43,880

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Operations
(Unaudited)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

REVENUE:	$—	$—	$—	$—
EXPENSES:
General and administrative	1,975	1,986	5,925	5,919
Professional fees	3,500	14,850	5,350	19,450
Total expenses	$5,475	$16,836	$11,275	$25,369
OTHER INCOME (EXPENSE):
Interest income	—	—	—	—
Total other income (expense)	—	—	—	—
Net loss	$(5,475)	$(16,836)	$(11,275)	$(25,369)
Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	5,600,000	5,600,000	5,600,000	5,275,378

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Stockholders’ Equity
(Unaudited)
For the three and nine months ended September 30, 2019

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received	Deficit	Deficit
Balance at June 30, 2019	5,600,000	$5,600	$80,415	$35	$(31,203)	$54,847
Net loss for the three months ended September 30, 2019	—	—	—	—	(16,836)	(16,836)
Restated balance at September 30, 2019	5,600,000	$5,600	$80,415	$35	$(48,039)	$38,011

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received	Deficit	Deficit
Balance at December 31, 2018	4,170,000	$4,170	$46,080	$—	$(22,670)	$27,580
Issuance of common stock for cash	1,430,000	1,430	34,335	35	—	35,800
Net loss for nine months ended September 30, 2019	—	—	—	—	(25,369)	(25,369)
Restated balance at September 30, 2019	5,600,000	$5,600	$80,415	$35	$(48,039)	$38,011

TIPMEFAST, INC.
Statement of Stockholders’ Equity
(Unaudited)
For the three and nine months ended September 30, 2020

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received	Deficit	Deficit
Balance at June 30, 2020	5,600,000	$5,600	$80,415	$—	$(55,835)	$30,180
Net loss for three months ended September 30, 2020	—	—	—	—	(5,475)	(5,475)
Balance at September 30, 2020	5,600,000	$5,600	$80,415	$—	$(61,310)	$24,705

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Received	Deficit	Deficit
Balance at December 31, 2019	5,600,000	$5,600	$80,415	$—	$(50,035)	$35,980
Net loss for nine months ended September 30, 2020	—	—	—	—	(11,275)	(11,275)
Balance at September 30, 2020	5,600,000	$5,600	$80,415	$—	$(61,310)	$24,705

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net Loss	$(11,275)	$(25,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in prepaid expenses	—	(1,996)
Increase (decrease) in accounts payable	(7,875)	—
Net cash used in operating activities	$(19,150)	$(27,365)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	35,765
Net cash provided by financing activities	$—	$35,765

Net increase in cash, cash equivalents, and restricted cash	(19,150)	8,400
Cash, cash equivalents, and restricted cash at beginning of year	43,880	35,480
Cash, cash equivalents, and restricted cash at end of year	$24,730	$43,880

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Isreal

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of September 30, 2020. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and for the related periods presented.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended September 30, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $24,730 of cash as at September 30, 2020.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2020.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2020, there were no differences between our comprehensive loss and net loss.

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

There were 5,600,000 and 5,600,000 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019 respectively.

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

The following are previously recorded and restated balances as of September 30, 2019.

TIPMEFAST, INC.
Restated Balance Sheet

	September 30, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$43,880	$—	$43,880
Prepaid expenses	1,996	—	1,996
Total Current Assets	45,876	—	45,876
Total Assets	$45,876	$—	$45,876

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	—	7,900	7,900
Total current liabilities	—	7,900	7,900
Total Liabilities	$—	$7,900	$7,900

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 shares issued and outstanding as of September 30, 2019.	5,600	—	5,600
Additional paid-in capital	80,415	—	80,415
Accumulated deficit	(40,139)	(7,900)	(48,039)
Total stockholders’ equity	45,876	(7,900)	37,976

Total liabilities and stockholders' deficit	$45,876	$—	$45,876

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Operations
(Unaudited)

	For the nine months ended September 30, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

REVENUE:	$—	$—	$—

EXPENSES:
General and administrative	$5,919	$—	$5,919
Professional fees	19,450	—	19,450
Total expenses	$25,369	$—	$25,369

OTHER INCOME (EXPENSE):
Interest Income	—	—	—
Total other income (expense)	—	—	—

Net loss	$(25,369)	$—	$(25,369)

Net loss per common share - basic	$(0.00)	$0.00	$(0.00)
Weighted average of common shares outstanding - basic	5,110,377	5,110,377	5,110,377

The accompanying notes are an integral part of these financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2020 through January 02, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of September 30, 2020, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of September 30, 2020, the company has $24,730 in total assets. These assets are in the form of cash held in trust $24,730. As of September 30, 2020 the company has $25 in liabilities and an accumulated deficit of $61,310. As of December 31, 2019, the company has $43,880 in total assets in the form of cash held in trust $43,880. As of December 31, 2019, the company has $7,900 in liabilities and an accumulated deficit of $50,035.

Net cash used in operating activities for the nine months period ended September 30, 2020 and 2019 was $19,150 and $27,365 respectively. Cash flows from financing activities for the nine months period ended September 30, 2020 and 2019 was $0 and $35,765 respectively.

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

Results of Operations

Overview for the three months ended September 30, 2020 and 2019

Lack of Revenues

We have limited operational history. For the three months ended September 30, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2020 and 2019 were $5,475 and $16,836 respectively. Operating expenses consisted of professional fees $3,500 and general and administrative expenses $1,975 for the three months ended September 30, 2020. Operating expenses consisted of professional fees $14,850 and general and administrative expenses $1,986 for the three months ended September 30, 2019.

Net Loss

During the three months ended September 30, 2020 and 2019 the Company incurred a net losses of $5,475 and $16,836 respectively.

Overview for the nine months ended September 30, 2020 and 2019

Lack of Revenues

We have limited operational history. For the six months ended September 30, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2020 and 2019 were $11,275 and $25,369 respectively. Operating expenses consisted of professional fees $5,350 and general and administrative expenses $5,925 for the nine months ended September 30, 2020. Operating expenses consisted of professional fees $19,450 and general and administrative expenses $5,919 for the nine months ended September 30, 2019.

Net Loss

During the nine months ended September 30, 2020 and 2019 the Company incurred a net losses of $11,270 and $25,369.

The company recorded a net loss of $61,310 for the period from inception on December 5, 2017 to September 30, 2020.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of September 30, 2020 there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a September 30, 2020, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

TipMeFast, Inc..

Date : January 4, 2021	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director