Form 10-K
period 2020-12-31
Tipmefast, Inc.
filed 2021-04-15
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-222880

TIPMEFAST, INC.

(Exact name of registrant as specified in its charter)

Nevada	7373	83-4057513
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

Raid Chalil HaShnura St 1 ZihronYa’akow, Isreal IL 30950 972-373-70057
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Byron Thomas, Esq.

3275 S. Jones Blvd. Ste 104

Las Vegas, NV 89146

702-747-3103

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:

Byron Thomas, Esq.

3275 S. Jones Blvd. Ste 104

Las Vegas, NV 89146

702-747-3103

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 11, 2021 is 5,600,000 shares and public float value is 0.

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

Employees

As of December 31, 2020, we had one (1) part time employee, including management. We consider our relations with our employees to be good.

Research and development activities and costs

We have not incurred any research and development costs to date.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

As of December 31, 2020, there are no unresolved Staff Comments

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

Holders

As on December 31, 2020, the Company had 5,60,000 shares of our common stock issued and outstanding held by 30 share holders

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in December 31, 2020 and 2019.

Comparison of the years ended December 31, 2020 and 2019

Lack of Revenues

We have limited operational history. During the year ended December 31, 2020 and 2019 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2020 and 2019 were $17,000 and $27,365 respectively. Operating expenses for the year ended December 31, 2020 consisted of professional fees of $9,100 and general and administrative expense $7,900. Operating expenses for the year ended December 2019 consisted of professional fees of $19,450 and general and administrative expense $7,915.

Net Loss

During the year ended December 31, 2020 and 2019 the Company recognized net losses of $17,000 and $27,365.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2020 and 2019, we had total assets of $20,980 and $43,880 respectively.

At December 31, 2020 and 2019, our total liabilities were $2,000 and $7,900 respectively.

Cash flows from operating activities

Net cash used in operating activities was ($22,900) for the year ended December 31, 2020 and ($27,365) for the year ended December 2019

Cash flows from financing activities

Net cash provided by financing activities was $0 for the year ended December 31, 2020 and $35,765 for the year ended December 2019

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

DECEMBER 31, 2020

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tipmefast Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tipmefast Inc. as of December 31, 2020 and 2019 (restated) and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note B to the financial statements, the Company has incurred losses each year from inception through December 31, 2020 and 2019 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

 Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

• We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

March 11, 2021

TIPMEFAST, INC.
Restated Balance Sheet

	December 31, 2020	December 31, 2019
		(Restated)
ASSETS
Current assets
Cash held in trust	$20,980	$43,880
Total current assets	20,980	43,880
Total assets	$20,980	$43,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,000	$7,900
Total current liabilities	2,000	7,900
Total liabilities	$2,000	$7,900

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	5,600	5,600
Additional paid-in capital	80,415	80,415
Accumulated deficit	(67,035)	(50,035)
Total stockholders’ equity	18,980	35,980

Total liabilities and stockholders' deficit	$20,980	$43,880

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Operations

	For the year ended December 31, 2020	For the year ended December 31, 2019

REVENUE:	$-	$-
EXPENSES:
General and administrative	7,900	7,915
Professional fees	9,100	19,450
Total expenses	$17,000	$27,365
OTHER INCOME (EXPENSE):
Interest income	-	-
Total other income (expense)	-	-
Net loss	$(17,000)	$(27,365)
Net loss per common share - basic	$(0.00)	$(0.01)
Weighted average of common shares outstanding - basic	5,600,000	5,385,194

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Stockholders’ Equity
For the year ended December 31, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Subscription Received	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2018	4,170,000	$4,170	$46,080	$-	$(22,670)	$27,580
Issuance of common stock for cash	1,430,000	1,430	34,335	35	-	35,800
Net loss	-	-	-	-	(27,365)	(27,365)
Restated balance at December 31, 2019	5,600,000	$5,600	$80,415	$35	$(50,035)	$36,015

For the year ended December 31, 2020

Balance at December 31, 2019	5,600,000	$5,600	$80,415	$-	$(50,035)	$35,980
Net loss	-	-	-	-	(17,000)	(17,000)
Balance at December 31, 2020	5,600,000	$5,600	$80,415	$-	$(67,035)	$18,980

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Cash Flows

	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(17,000)	$(27,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(5,900)	-
Net cash used in operating activities	$(22,900)	$(27,365)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	35,765
Net cash provided by financing activities	$-	$35,765

Net increase in cash, cash equivalents, and restricted cash	(22,900)	8,400
Cash, cash equivalents, and restricted cash at beginning of year	43,880	35,480
Cash, cash equivalents, and restricted cash at end of year	$20,980	$43,880

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Isreal

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2020. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $20,980 of cash as at December 31, 2020.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2020.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2020, there were no differences between our comprehensive loss and net loss.

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

During the quarter ended March 31, 2019, the company issued a total of 1,430,000 common shares to various investors for cash proceeds of $35,750. During this shares issue, $35 was received in excess from an investor which has showed in subscription received in balance sheet. It was repaid to the investor subsequently.

There were 5,600,000 and 5,600,000 shares of common stock issued and outstanding as of December 31, 2020 and December 31, 2019 respectively.

NOTE 5 – INCOME TAXES

For the year ended December 31, 2020, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $67,035 at December 31, 2020 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Income tax expense (benefit) at statutory rate	(3,570)	(5,747)
Change in valuation allowance	3,570	5,747
Income tax expense	-	-

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Gross deferred tax asset	14,077	10,507
Valuation allowance	14,077	10,507
Net deferred tax asset	-	-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

For the year ended December 31, 2020
Statutory Federal Income Tax Rate	21%
Nontaxable permanent differences	-
Change in valuation allowance	(21%)
Income tax provision	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $67,035 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2020.

NOTE 7 – RESTATEMENT

The following are previously recorded and restated balances as of December 31, 2019:

TIPMEFAST, INC.
Restated Balance Sheet

	December 31,2019	December 31,2019	December 31,2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$43,880	$-	$43,880
Prepaid expenses		-
Total Current Assets	43,880	-	43,880
Total Assets	$43,880	$-	$43,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	-	7,900	7,900
Total current liabilities	-	7,900	7,900
Total Liabilities	$-	$7,900	$7,900

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	5,600	-	5,600
Additional paid-in capital	80,415	-	80,415
Accumulated deficit	(42,135)	(7,900)	(50,035)
Total stockholders’ equity	43,880	(7,900)	35,980

Total liabilities and stockholders' deficit	$43,880	$-	$43,880

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Operations

	For the year ended December 31, 2019	For the year ended December 31, 2019	For the year ended December 31, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
REVENUE:	$-	$-	$-

EXPENSES:
General and administrative	7,915	-	7,915
Professional fees	19,450	-	19,450
Total expenses	27,365	-	27,365

OTHER INCOME (EXPENSE):
Interest Income	-	-	-
Total other income (expense)	-	-	-

Net loss	$(27,365)	$-	$(27,365)

Net loss per common share - basic	$(0.01)	$0.00	$(0.01)
Weighted average of common shares outstanding - basic	5,385,194	5,385,194	5,385,194

The accompanying notes are an integral part of these financial statements.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2020 through March 11, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2020 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2020 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended December 31, 2020 or through the date of filing of this prospectus.

Employment agreements

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Raid Chalil	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raid Chalil	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

	Authorized and Issued Stock Number of Shares at December 31, 2020
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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Audit Fees and Audit Related Fees:
- Michael Gillespie & Associates, PLLC	$9,100	$6,450
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$9,100	$6,450

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

TipMeFast, Inc..
Date: April 15, 2021	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raid Chalil	Chief Executive Officer Chief Financial Officer	April 15, 2021