Form 10-Q
period 2021-06-30
Tipmefast, Inc.
filed 2021-09-30
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

ZihronYa’akow, Israel,30950

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 21, 2021  is 5,600,000 shares.

TIPMEFAST, INC.

TIPMEFAST, INC.

PART I — FINANCIAL INFORMATION

TIPMEFAST, INC.
Balance Sheet

	June 30,2021	December 31,2020
	(Unaudited)

ASSETS
Current assets
Cash held in trust	$9,830	$20,980
Total current assets	9,830	20,980
Total assets	$9,830	$20,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,500	$2,000
Accrued expenses	1,500	-
Total current liabilities	5,000	2,000
Total liabilities	$5,000	$2,000

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	5,600	5,600
Additional paid-in capital	80,415	80,415
Accumulated deficit	(81,185)	(67,035)
Total stockholders’ equity	4,830	18,980

Total liabilities and stockholders' equity	$9,830	$20,980

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Operations
(Unaudited)

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020

REVENUE:	$-	$-	$-	$-
EXPENSES:
General and administrative	1,500	1,975	3,000	3,950
Professional fees	6,750	-	11,150	1,850
Total expenses	$8,250	$1,975	$14,150	$5,800
OTHER INCOME (EXPENSE):
Interest income	-	-	-	-
Total other income (expense)	-	-	-	-
Net loss	$(8,250)	$(1,975)	$(14,150)	$(5,800)
Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	5,600,000	5,600,000	5,600,000	5,600,000

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
For the three and six months ended June 30, 2020 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Subscription Received	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2020 (Restated)	5,600,000	$5,600	$80,415	$-	$(53,860)	$32,155
Net loss	-	-	-	-	(1,975)	(1,975)
Balance at June 30, 2020	5,600,000	$5,600	$80,415	$-	$(55,835)	$30,180

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Subscription Received	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019 (Restated)	5,600,000	$5,600	$80,415	$-	$(50,035)	$35,980
Net loss	-	-	-	-	(5,800)	(5,800)
Balance at June 30, 2020	5,600,000	$5,600	$80,415	$-	$(55,835)	$30,180

For the three and six months ended June 30, 2021 (Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Subscription Received	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2021	5,600,000	$5,600	$80,415	$-	$(72,935)	$13,080
Net loss	-	-	-	-	(8,250)	(8,250)
Balance at June 30, 2021	5,600,000	$5,600	$80,415	$-	$(81,185)	$4,830

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Subscription Received	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	5,600,000	$5,600	$80,415	$-	$(67,035)	$18,980
Net loss	-	-	-	-	(14,150)	(14,150)
Balance at June 30, 2021	5,600,000	$5,600	$80,415	$-	$(81,185)	$4,830

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Cash Flows
(Unaudited)
	For the six months ended June 30, 2021	For the six months ended June 30, 2020

Cash Flows from Operating Activities:
Net loss	$(14,150)	$(5,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	1,500	(4,450)
Increase (decrease) in accrued expenses	1,500	-
Net cash used in operating activities	$(11,150)	$(10,250)

Cash Flows from Financing Activities:
Net cash provided by financing activities	$-	$-

Net increase in cash, cash equivalents, and restricted cash	(11,150)	(10,250)
Cash, cash equivalents, and restricted cash at beginning of year	20,980	43,880
Cash, cash equivalents, and restricted cash at end of year	$9,830	$33,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Israel

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of June 30, 2021. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the six months ended June 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2021 and for the related periods presented.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended June 30, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $9,830 of cash as at June 30, 2021.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of June 30, 2021.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2021, there were no differences between our comprehensive loss and net loss.

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

There were 5,600,000 and 5,600,000 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020 respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2021 through September 21, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of June 30, 2021, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of June 30, 2021, the company has $9,830 in total assets. These assets are in the form of cash held in trust $9,830. As of June 30, 2021 the company has $5,000 in liabilities and an accumulated deficit of $81,185. As of December 31, 2020, the company has $20,980 in total assets in the form of cash held in trust $20,980. As of December 31, 2020, the company has $2,000 in liabilities and an accumulated deficit of $67,035.

Net cash used in operating activities for the six months period ended June 30, 2021 and 2020 was $11,150 and $10,250 respectively. Cash flows from financing activities for the six months period ended June 30, 2021 and 2020 was $0 and $0 respectively.

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

Results of Operations

Overview for the three months ended June 30, 2021 and 2020

Lack of Revenues

We have limited operational history. For the three months ended June 30, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2021 and 2020 were $8,250 and $1,975 respectively. Operating expenses consisted of professional fees $6,750 and general and administrative expenses $1,500 for the three months ended June 30, 2021. Operating expenses consisted of professional fees $0 and general and administrative expenses $1,975 for the three months ended June 30, 2020.

Net Loss

During the three months ended June 30, 2021 and 2020 the Company incurred a net losses of $8,250 and $1,975 respectively.

Overview for the six months ended June 30, 2021, and 2020

Lack of Revenues

We have limited operational history. For the six months ended June 30, 2021, and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2021 and 2020 were $14,150 and $5,800 respectively. Operating expenses consisted of professional fees $11,150 and general and administrative expenses $3,000 for the six months ended June 30, 2021. Operating expenses consisted of professional fees $1,850 and general and administrative expenses $3,950 for the six months ended June 30, 2020.

Net Loss

During the six months ended June 30, 2021 and 2020 the Company incurred a net losses of $14,150 and $5,800 respectively.

The company recorded a net loss of $81,185 for the period from inception on December 5, 2017 to June 30, 2021.

Our independent registered public accounting firm has expressed a going concern opinion which raises substantial doubts about our ability to continue as a going concern.Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenue’s of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of June 30, 2021 there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2021, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a June 30, 2021, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2021, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended June 30, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

TipMeFast, Inc..

Date: September 30, 2021	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director