Form 10-K
period 2021-12-31
Tipmefast, Inc.
filed 2022-05-13
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Raid Chalil HaShnura St 1 ZihronYa’akow, Israel IL 30950 972-373-70057
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2022 is 5,600,000 shares and public float value is 0.

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

TipMeFast allows the user to:

•pay anonymously with a tap of a finger: Simply find the user code you want to tip or pay by GPS nearby, pay any amount up to $500;

•Option to send a message, connect or chat conversation with your old (and new) favorite service professionals;

•The receivers tips can customize an auto-reply message to let favorite patrons know the latest news, band or business.

How it works:

•Sign up for free & create an account to pay and get paid

•Find users, pay and send ratings with personalized message

•Start a private chat after payment with your favorite service professional or artists

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

Employees

As of December 31, 2021, we had one (1) part time employee, including management. We consider our relations with our employees to be good.

Research and development activities and costs

We have not incurred any research and development costs to date.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

As of December 31, 2021, there are no unresolved Staff Comments

Item 2. Properties.

We currently lease office space at HaShmura St. 1, ZihronYa’akov, Israel, as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our research and development efforts increase.

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

Holders

As on December 31, 2021, the Company had 560,000 shares of our common stock issued and outstanding held by 30 share holders

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in December 31, 2021 and 2020.

Comparison of the years ended December 31, 2021 and 2020

Lack of Revenues

We have limited operational history. During the year ended December 31, 2021 and 2020 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2021 and 2020 were $21,100 and $17,600 respectively. Operating expenses for the year ended December 31, 2021 consisted of professional fees of $15,100 and general and administrative expense $6,000. Operating expenses for the year ended December 2020 consisted of professional fees of $9,700 and general and administrative expense $7,900.

Net Loss

During the year ended December 31, 2021 and 2020 the Company recognized net losses of $21,100 and $17,600.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2021 and 2020, we had total assets of $8,080 and $20,980 respectively.

At December 31, 2021 and 2020, our total liabilities were $10,800 and $2,600 respectively.

Cash flows from operating activities

Net cash used in operating activities was ($13,900) for the year ended December 31, 2021 and ($22,900) for the year ended December 2020

Cash flows from financing activities

Net cash provided by financing activities was $1,000 for the year ended December 31, 2021 and $0 for the year ended December 2020

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

DECEMBER 31, 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tipmefast Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tipmefast Inc. as of December 31, 2021 and 2020 (restated) and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As described further in Note B to the financial statements, the Company has incurred losses each year from inception through December 31, 2021 and expects to incur additional losses in the future.

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

Seattle, Washington

May 5, 2022

TIPMEFAST, INC.
Balance Sheet

	December 31, 2021	December 31, 2020
		(Restated)

ASSETS
Current assets
Cash held in trust	$8,080	$20,980
Total current assets	8,080	20,980
Total assets	$8,080	$20,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,800	$2,600
Due to related party	1,000	-
Total current liabilities	10,800	2,600
Total liabilities	$10,800	$2,600

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	5,600	5,600
Additional paid-in capital	80,415	80,415
Accumulated deficit	(88,735)	(67,635)
Total stockholders’ equity	(2,720)	18,380

Total liabilities and stockholders' equity	$8,080	$20,980

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Operations

	For the year ended December 31, 2021	For the year ended December 31, 2020
		(Restated)

REVENUE:	$-	$-
EXPENSES:
General and administrative	6,000	7,900
Professional fees	15,100	9,700
Total expenses	$21,100	$17,600
OTHER INCOME (EXPENSE):
Interest income	-	-
Total other income (expense)	-	-
Net loss	$(21,100)	$(17,600)
Net loss per common share - basic	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	5,600,000	5,600,000

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
For the year ended December 31, 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019 (Restated)	5,600,000	$5,600	$80,415	$(50,035)	$35,980
Net loss	-	-	-	(17,600)	(17,600)
Balance at December 31, 2020 (Restated)	5,600,000	$5,600	$80,415	$(67,635)	$18,380

For the year ended December 30, 2021
Balance at December 31, 2020 (Restated)	5,600,000	$5,600	$80,415	$(67,635)	$18,380
Net loss	-	-	-	(21,100)	(21,100)
Balance at December 31, 2021	5,600,000	$5,600	$80,415	$(88,735)	$(2,720)

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Cash Flows

	For the year ended December 31, 2021	For the year ended December 31, 2020
		(Restated)

Cash Flows from Operating Activities:
Net loss	$(21,100)	$(17,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	7,200	(5,300)
Net cash used in operating activities	$(13,900)	$(22,900)

Cash Flows from Financing Activities:
Proceeds from related party	1,000	-
Net cash provided by financing activities	$1,000	$-

Net increase in cash, cash equivalents, and restricted cash	(12,900)	(22,900)
Cash, cash equivalents, and restricted cash at beginning of year	20,980	43,880
Cash, cash equivalents, and restricted cash at end of year	$8,080	$20,980

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Israel

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2021. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the year ended December 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 30, 2021 and for the related periods presented.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,080 of cash as at December 31, 2021.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered, or services have been provided and collection is reasonably assured.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2021.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2021, there were no differences between our comprehensive loss and net loss.

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

There were 5,600,000 and 5,600,000 shares of common stock issued and outstanding as of December 31, 2021 and December 31, 2020 respectively.

NOTE 5 – INCOME TAXES

For the year ended December 31, 2021, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $88,735 at December 31, 2021 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Income tax expense (benefit) at statutory rate	(4,431)	(3,696)
Change in valuation allowance	4,431	3,696
Income tax expense	-	-

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Gross deferred tax asset	18,634	14,203
Valuation allowance	(18,634)	(14,203)
Net deferred tax asset	-	-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2021
Statutory Federal Income Tax Rate	21%	21%
Nontaxable permanent differences	-	-
Change in valuation allowance	(21%)	(21%)
Income tax provision	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $88,735 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2021.

NOTE 6 – RESTATEMENT

The following are previously recorded and restated balances as of December 31, 2020:

TIPMEFAST, INC.
Restated Balance Sheet

	December 31, 2020	December 31, 2020	December 31, 2020
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$20,980	-	$20,980
Total Current Assets	20,980	-	20,980
Total Assets	$20,980	$-	$20,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	2,000	600	2,600
Total current liabilities	2,000	600	2,600
Total Liabilities	$2,000	$600	$2,600

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 shares issued and outstanding as of December 31, 2020.	5,600	-	5,600
Additional paid-in capital	80,415	-	80,415
Accumulated deficit	(67,035)	(600)	(67,635)
Total stockholders’ equity	18,980	(600)	18,380

Total liabilities and stockholders' deficit	$20,980	$-	$20,980

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Operations

	For the year ended December 30, 2020	For the year ended December 30, 2020	For the year ended December 30, 2020
	(As Previously Reported)	(Restatement Adjustment)	(As Restated)

REVENUE:	$-	$-	$-

EXPENSES:
General and administrative	7,900	-	7,900
Professional fees	9,100	600	9,700
Total expenses	17,000	600	17,600

OTHER INCOME (EXPENSE):
Interest Income	-	-	-
Total other income (expense)	-	-	-

Net loss	$(17,000)	$(600)	$(17,600)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	5,600,000	5,600,000	5,600,000

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Restated Statement of Cash Flows

	For the year ended December 30, 2020	For the year ended December 30, 2020	For the year ended December 30, 2020
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(17,000)	$(600)	$(17,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(5,900)	600	(5,300)
Net cash used in operating activities	$(22,900)	$-	$(22,900)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-	-
Net cash provided by financing activities	$-	$-	$-

Net increase in cash, cash equivalents, and restricted cash	(22,900)	-	(22,900)
Cash, cash equivalents, and restricted cash at beginning of year	43,880	-	43,880
Cash, cash equivalents, and restricted cash at end of year	$20,980	$-	$20,980

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 7 – RELATED PARTY TRANSACTIONS

As at December 31, 2021 and 2020, the Company owed $1,000 and $0, respectively to Raid Chalil, President and Director of the Company, which is unsecured, non-interest bearing and due on demand.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December31, 2021 through May 5, 2022. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2021.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2021 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2021 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Raid Chalil	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raid Chalil	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

	Authorized and Issued Stock Number of Shares at December 31, 2021
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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Audit Fees and Audit Related Fees:
- Michael Gillespie & Associates, PLLC	$6,000	$9,100
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,000	$9,100

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

TipMeFast, Inc..
Date: May 13, 2022	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raid Chalil	Chief Executive Officer Chief Financial Officer	May 13, 2022