Form 10-K
period 2022-12-31
Tipmefast, Inc.
filed 2023-03-30
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒    No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 28, 2023 is 5,600,000 shares and public float value is 0.

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

Employees

As of December 31, 2022, we had one (1) part time employee, including management. We consider our relations with our employees to be good.

Research and development activities and costs

We have not incurred any research and development costs to date.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

As of December 31, 2022, there are no unresolved Staff Comments

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

Holders

As on December 31, 2022, the Company had 560,000 shares of our common stock issued and outstanding held by 30 share holders

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in December 31, 2022 and 2021.

Comparison of the years ended December 31, 2022 and 2021

Lack of Revenues

We have limited operational history. During the year ended December 31, 2022 and 2021 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2022 and 2021 were $15,000 and $21,100 respectively. Operating expenses for the year ended December 31, 2022 consisted of professional fees of $7,000 and general and administrative expense $8,000. Operating expenses for the year ended December 2021 consisted of professional fees of $15,100 and general and administrative expense $6,000.

Net Loss

During the year ended December 31, 2022 and 2021 the Company recognized net losses of $15,000 and $21,100.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2022 and 2021, we had total assets of $0 and $8,080 respectively.

At December 31, 2022 and 2021, our total liabilities were $17,720 and $10,800 respectively.

Cash flows from operating activities

Net cash used in operating activities was ($8,080) for the year ended December 31, 2022 and ($13,900) for the year ended December 2021

Cash flows from financing activities

Net cash provided by financing activities was $0 for the year ended December 31, 2022 and $1,000 for the year ended December 2021

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

TIPMEFAST, INC.

TABLE OF CONTENTS

DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Tipmefast Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tipmefast Inc. (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID5041)

We have served as the Company’s auditor since 2022.

Lakewood, CO

March 30, 2023

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tipmefast Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tipmefast Inc. as of December 31, 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

May 5, 2022

TIPMEFAST, INC.
Balance Sheet

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash held in trust	$-	$8,080
Total current assets	-	8,080
Total assets	$-	$8,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,920	$9,800
Due to related party	6,800	1,000
Total current liabilities	17,720	10,800
Total liabilities	$17,720	$10,800

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	5,600	5,600
Additional paid-in capital	80,415	80,415
Accumulated deficit	(103,735)	(88,735)
Total stockholders’ equity	(17,720)	(2,720)

Total liabilities and stockholders' equity	$-	$8,080

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Operations

	For the year ended December 31, 2022	For the year ended December 30, 2021

REVENUE:	$-	$-
EXPENSES:
General and administrative	8,000	6,000
Professional fees	7,000	15,100
Total expenses	$15,000	$21,100
OTHER INCOME (EXPENSE):
Interest income	-	-
Total other income (expense)	-	-
Net loss	$(15,000)	$(21,100)
Net loss per common share - basic	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	5,600,000	5,600,000

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
For the year ended December 31, 2021

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Equity
Balance at December 31, 2020 (Restated)	5,600,000	$5,600	$80,415	$(67,635)	$18,380
Net loss	-	-	-	(21,100)	(21,100)
Balance at December 31, 2021	5,600,000	$5,600	$80,415	$(88,735)	$(2,720)

For the year ended December 30, 2022
Balance at December 31, 2021	5,600,000	$5,600	$80,415	$(88,735)	$(2,720)
Net loss	-	-	-	(15,000)	(15,000)
Balance at December 31, 2022	5,600,000	$5,600	$80,415	$(103,735)	$(17,720)

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Cash Flows

	For the year ended December 31, 2022	For the year ended December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(15,000)	$(21,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	1,120	7,200
Increase (decrease) in accrued expenses	5,800	-
Net cash used in operating activities	$(8,080)	$(13,900)

Cash Flows from Financing Activities:
Proceeds from related party	-	1,000
Net cash provided by financing activities	$-	$1,000

Net increase in cash, cash equivalents, and restricted cash	(8,080)	(12,900)
Cash, cash equivalents, and restricted cash at beginning of year	8,080	20,980
Cash, cash equivalents, and restricted cash at end of year	$-	$8,080

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Israel

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2022. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the year ended December 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2021, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 30, 2022 and for the related periods presented.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as at December 31, 2022.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2022.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2022, there were no differences between our comprehensive loss and net loss.

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

There were 5,600,000 and 5,600,000 shares of common stock issued and outstanding as of December 31, 2022 and December 31, 2021 respectively.

NOTE 5 – INCOME TAXES

For the year ended December 31, 2022, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $103,735 at December 31, 2022 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Income tax expense (benefit) at statutory rate	(3,150)	(4,431)
Change in valuation allowance	3,150	4,431
Income tax expense	-	-

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Gross deferred tax asset	21,784	18,634
Valuation allowance	(21,784)	(18,634)
Net deferred tax asset	-	-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Statutory Federal Income Tax Rate	21%	21%
Nontaxable permanent differences	-	-
Change in valuation allowance	(21%)	(21%)
Income tax provision	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $103,735 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2022.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the company director spend $1,000 towards company operating expenses.

During the year ended December 31, 2022, the company director spend $5,800 towards company operating expenses.

As at December 31, 2022 and 2021, the Company owed $6,800 and $1,000, respectively to Raid Chalil, President and Director of the Company, which is unsecured, non-interest bearing and due on demand.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December31, 2022 through March 28, 2023. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2022.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2022 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2022 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Name	Age	Position

Raid Chalil	53	Pres, Sec, Treas, Dir, CEO, CFO

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

10

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended December 31, 2022 or through the date of filing of this prospectus.

Employment agreements

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Raid Chalil	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raid Chalil	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

	Authorized and Issued Stock Number of Shares at December 31, 2022
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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Audit Fees and Audit Related Fees:
- Michael Gillespie & Associates, PLLC (2021) and Ben Borgers (2022)	$5,500	$6,000
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$5,500	$6,000

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

12

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TipMeFast, Inc..
Date: March 30, 2023	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raid Chalil	Chief Executive Officer Chief Financial Officer	March 30, 2023

13