Form 10-Q
period 2023-03-31
Tipmefast, Inc.
filed 2023-04-26
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2023 is 5,600,000 shares.

TIPMEFAST, INC.

TIPMEFAST, INC.

PART I — FINANCIAL INFORMATION

TIPMEFAST, INC.
Balance Sheet

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash held in trust	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,020	$10,920
Due to related party	10,950	6,800
Accrued expenses	2,000	-
Total current liabilities	20,970	17,720
Total liabilities	$20,970	$17,720

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,600,000 and 5,600,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	5,600	5,600
Additional paid-in capital	80,415	80,415
Accumulated deficit	(106,985)	(103,735)
Total stockholders’ equity	(20,970)	(17,720)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Operations (Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

REVENUE:	$-	$-
EXPENSES:
General and administrative	2,000	2,000
Professional fees	1,250	300
Total expenses	$3,250	$2,300
OTHER INCOME (EXPENSE):
Interest income	-	-
Total other income (expense)	-	-
Net loss	$(3,250)	$(2,300)
Net loss per common share - basic	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	5,600,000	5,600,000

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Stockholders’ Equity
For the three months ended March 31, 2022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Equity
Balance at December 31, 2021	5,600,000	$5,600	$80,415	$(88,735)	$(2,720)
Net loss	-	-	-	(2,300)	(2,300)
Balance at March 31, 2022	5,600,000	$5,600	$80,415	$(91,035)	$(5,020)

For the three months ended March 31, 2023
Balance at December 31, 2022	5,600,000	5,600	80,415	(103,735)	(17,720)
Net loss	-	-	-	(3,250)	(3,250)
Balance at March 31, 2023	5,600,000	$5,600	$80,415	$(106,985)	$(20,970)

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.
Statement of Cash Flows (Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Cash Flows from Operating Activities:
Net loss	$(3,250)	$(2,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	(2,900)	(7,780)
Increase (decrease) in accrued expenses	2,000	2,000
Net cash used in operating activities	$(4,150)	$(8,080)

Cash Flows from Financing Activities:
Proceeds from related party	4,150	-
Net cash provided by financing activities	$4,150	$-

Net increase in cash, cash equivalents, and restricted cash	-	(8,080)
Cash, cash equivalents, and restricted cash at beginning of year	-	8,080
Cash, cash equivalents, and restricted cash at end of year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TIPMEFAST, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Israel.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of March 31, 2023. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The results for the three months ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2023 and for the related periods presented.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $0 of cash as at March 31, 2023.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive. There were no potentially dilutive debt or equity instruments issued or outstanding as of March 31, 2023.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2023, there were no differences between our comprehensive loss and net loss.

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

There were 5,600,000 and 5,600,000 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the company director spend $1,000 towards company operating expenses. These loans were unsecured, noninterest bearing and due on demand

During the year ended December 31, 2022, the company director spend $6,800 towards company operating expenses. These loans were unsecured, noninterest bearing and due on demand

During three months ended, March 31, 2023, Company received $4,150 from Raid Chalil, President and Director of the company as a loan towards company operating expenses. These loans were unsecured, noninterest bearing and due on demand.

As at March 31, 2023 and December 31, 2022, the Company owed $10,950 and $6,800, respectively to Raid Chalil, President and Director of the Company, which is unsecured, non-interest bearing and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2023 through April 24, 2023. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of March 31, 2023, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of March 31, 2023, the company has $0 in total assets. These assets are in the form of cash held in trust $0. As of March 31, 2023 the company has $20,970 in liabilities and an accumulated deficit of $106,985. As of December 31, 2022, the company has $0 in total assets in the form of cash held in trust $0. As of December 31, 2022, the company has $17,720 in liabilities and an accumulated deficit of $103,735.

Net cash used in operating activities for the three months period ended March 31, 2023 and 2022 was $4,150 and $8,080 respectively. Cash flows from financing activities for the three months period ended March 31, 2023 and 2022 was $4,150 and $0 respectively.

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

Results of Operations

Overview for the three months ended March 31, 2023 and 2022

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2023 and 2022 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2023 and 2022 were $3,250 and $2,300 respectively. Operating expenses consisted of professional fees $1,250 and general and administrative expenses $2,000 for the three months ended March 31, 2023. Operating expenses consisted of professional fees $300 and general and administrative expenses $2,000 for the three months ended March 31, 2022.

Net Loss

During the three months ended March 31, 2023 and 2022 the Company incurred a net loss of $3,250 and $2,300 respectively.

The company recorded a net loss of $106,985 for the period from inception on December 5, 2017 to March 31, 2023.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of March 31, 2023 there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2023, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a March 31, 2023, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2023, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2023 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

TipMeFast, Inc..

Date : April 26, 2023	By: /s/ Raid Chalil
Raid Chalil, President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raid Chalil	Chief Executive Officer Chief Financial Officer	April 24, 2023