Form 10-K
period 2023-12-31
Tipmefast, Inc.
filed 2024-03-27
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-56347

TIPMEFAST, INC.

(Name of Small Business Issuer in its charter)

Nevada	7373	83-4057513
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Raid Chalil

HaShnura St 1

Zihron Ya’akow, Israel 30950

972-373-70057

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Byron Thomas, Esq.

3275 S. Jones, Blvd., Ste 104

Las Vegas Nevada 89146

702-747-3103

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:

Byron Thomas, Esq.

3275 S. Jones, Blvd., Ste 104

Las Vegas Nevada 89146

702 747-3103

Securities registered pursuant to Section 12(b) of the Act:

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

i

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒  No ☐

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.

As of March 25, 2024, the Company had 5,600,000 outstanding shares of common stock.

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

Employees

As of December 31, 2023, we had one (1) part time employee, including management. We consider our relations with our employees to be good.

Research and development activities and costs

We have not incurred any research and development costs to date.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

As of December 31, 2023, there are no unresolved Staff Comments.

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

Item 4. Mine Safety Disclosures

Not Applicable.

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

Holders

As on December 31, 2023, the Company had 5,600,000 shares of our common stock issued and outstanding held by 30 share holders

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

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Financial Statements and Schedules appears on page 5.

The Report of Independent Registered Public Accounting Firm appears on page F-1, and the Financial Statements and Notes to Financial Statements appear beginning on page F-3.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in December 31, 2023 and 2022.

Comparison of the years ended December 31, 2023 and 2022

Lack of Revenues

We have limited operational history. During the year ended December 31, 2023 and 2022 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2023 and 2022 were $15,345 and $15,000 respectively. Operating expenses for the year ended December 31, 2023 consisted of professional fees of $7,275 and general and administrative expenses of $8,070. Operating expenses for the year ended December 2022 consisted of professional fees of $7,000 and general and administrative expenses of $8,000.

Net Loss

During the year ended December 31, 2023 and 2022 the Company recognized net losses of $15,345 and $15,000.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2023 and 2022, we had total assets of $0.

At December 31, 2023 and 2022, our total liabilities were $33,065 and $17,720 respectively.

Cash flows from operating activities

Net cash used in operating activities was ($9,550) for the year ended December 31, 2023 and ($13,880) for the year ended December 2022

Cash flows from financing activities

Net cash provided by financing activities was $9,550 for the year ended December 31, 2023 and $5,800 for the year ended December 2022

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

TIPMEFAST, INC.

TABLE OF CONTENTS

DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Tipmefast, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tipmefast, Inc. as of December 31, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Tipmefast, Inc. as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The balance sheets of Tipmefast, Inc. as of December 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 5, 2022.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Tipmefast, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Tipmefast, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to generate revenue from intended operations, has a net capital deficiency, and therefore a substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters We have served as Tipmefast, Inc.’s auditor since 2023.

/s/ BARTON CPA

BARTON CPA (PCAOB ID6968)

Cypress, Texas

March 25, 2024

TIPMEFAST, INC.

Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Account Payable	$16,715	$10,920
Due to Related Party	16,350	6,800
Total Current Liabilities	33,065	17,720

Total Liabilities	$33,065	$17,720

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value, 75,000,000 shares authorized; 5,600,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	5,600	5,600
Additional Paid-in Capital	80,415	80,415
Accumulated Deficit	(119,080)	(103,735)
Total Stockholders’ Deficit	(33,065)	(17,720)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements.

TIPMEFAST, INC.

Statements of Operations

	For the Years Ended December 31,
	2023	2022
REVENUES	$-	$-

EXPENSES
General and Administrative Expenses	8,070	8,000
Professional Fees	7,275	7,000
Total Expenses	15,345	15,000

Net Loss	$(15,345)	$(15,000)

Net Loss per Common Share - Basic	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding- Basic	5,600,000	5,600,000

The accompanying notes are an integral part of these audited financial statements.

TIPMEFAST, INC.

Statement of Changes in Stockholders’ Equity

For the year ended December 31, 2022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	5,600,000	$5,600	$80,415	$(88,735)	$(2,720)
Net Loss for the Year	-	-	-	(15,000)	(15,000)
Balance at December 31, 2022	5,600,000	$5,600	$80,415	$(103,735)	$(17,720)

For the year ended December 31, 2023

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	5,600,000	$5,600	$80,415	$(103,735)	$(17,720)
Net Loss for the Year	-	-	-	(15,345)	(15,345)
Balance at December 31, 2023	5,600,000	$5,600	$80,415	$(119,080)	$(33,065)

The accompanying notes are an integral part of these audited financial statements.

TIPMEFAST, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss for the Year	$(15,345)	$(15,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Increase (Decrease) in Accounts Payable	5,795	1,120
Net Cash Used in Operating Activities	(9,550)	(13,880)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party	9,550	5,800
Net Cash Provided by Financing Activities	9,550	5,800

Net Increase in Cash, Cash Equivalents, and Restricted Cash	-	(8,080)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	-	8,080
Cash, Cash Equivalents, and Restricted Cash at End of Year	$-	$-

Supplemental Cash Flow Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

The accompanying notes are an integral part of these audited financial statements.

TIPMEFAST, INC.

Notes to Financial Statements

December 31, 2023

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Israel.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of December 31, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $0 of cash as at December 31, 2023.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The ASC 606’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

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

These tiers include:

Level 1:defined as observable inputs such as quoted prices in active markets;

Level 2:defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash approximates its fair value due to its short-term maturity.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average.

Number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2023, there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

There were 5,600,000 shares of common stock issued and outstanding as of December 31, 2023 and 2022 respectively.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The company is not currently involved with and does not know of any pending or threatening litigation against the Company.

NOTE 6 - INCOME TAXES

For the year ended December 31, 2023, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $119,080 at December 31, 2023 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the Years Ended December 31,
	2023	2022
Income tax expense (benefit) at statutory rate	$(3,222)	$(3,150)
Change in valuation allowance	3,222	3,150
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	2023	2022
Gross deferred tax asset	$25,006	$21,784
Valuation allowance	(25,006)	(21,784)
Net deferred tax asset	$-	$-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2023	2022
Statutory Federal Income Tax Rate	21%	21%
Nontaxable permanent differences	-	-
Change in valuation allowance	(21%)	(21%)
Income tax provision	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $119,080 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2023.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, Company received $1,000 from Raid Chalil, President and Director of the company towards company operating expenses. These amounts were unsecured, noninterest bearing and due on demand.

During the year ended December 31, 2022, Company received $5,800 from Raid Chalil, President and Director of the company towards company operating. These amounts were unsecured, noninterest bearing and due on demand.

During the three months ended, March 31, 2023, Company received $4,150 from Raid Chalil, President and Director of the company towards company operating expenses. These amounts were unsecured, noninterest bearing and due on demand.

During the three months ended, June 30, 2023, Company received $1,500 from Raid Chalil, President and Director of the company towards company operating expenses. These amounts were unsecured, noninterest bearing and due on demand.

During the three months ended, September 30, 2023, Company received $1,500 from Raid Chalil, President and Director of the company towards company operating expenses. These amounts were unsecured, noninterest bearing and due on demand.

During the three months ended, December 31, 2023, Company received $2,400 from Raid Chalil, President and Director of the company towards company operating expenses. These amounts were unsecured, noninterest bearing and due on demand.

As at December 31, 2023 and 2022, the Company owed $16,350 and $6,800, respectively to Raid Chalil, President and Director of the Company, which is unsecured, non-interest bearing and due on demand.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2023, through March 25, 2024. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2023 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Name	Age	Positions
Raid Chalil	52	Pres, Sec, Treas, Dir, CEO, CFO

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

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended December 31, 2023 or through the date of filing of this prospectus.

Employment agreements

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raid Chalil, President & CEO	2023	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-

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

	Authorized and Issued Stock Number of Shares at December 31, 2023
Title of Class	Authorized	Outstanding
Common stock, $0.001 par value per share	75,000,000	5,600,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 5, 2017, we offered and sold 3,000,000 shares of common stock to Raid Chalil, our President, Treasurer and a director, for aggregate consideration of $21,000.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit Fees and Audit Related Fees:
Ben Borgers	$-	$5,500
Michael Gillespie & Associates, PLLC	950	-
Richard Bolko	3,000	-
Barton CPA, PLLC	2,000	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$5,950	$5,500

In the above table, “audit fees” are fees billed by our Company’s external auditor for services provided in auditing our Company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements.

“Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

“All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description

31.1	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIPMEFAST, INC.ORATION

Dated: March 27, 2024	By:	/s/ Raid Chalil
Raid Chalil
President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raid Chalil	Chief Executive Officer	March 27, 2024
Raid Chalil	Chief Financial Officer