Form 10-Q
period 2024-06-30
Tipmefast, Inc.
filed 2024-08-14
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of August 14, 2024, the Company had 5,600,000 outstanding shares of common stock.

ii

TIPMEFAST, INC.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TIPMEFAST, INC.

TIPMEFAST, INC.

Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Account Payable	$20,220	$16,715
Total Current Liabilities	20,220	16,715

Non-Current Liabilities
Due to Related Party	28,666	16,350
Total Non-Current Liabilities	28,666	16,350

Total Liabilities	$48,886	$33,065

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value, 75,000,000 shares authorized; 5,600,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	5,600	5,600
Additional Paid-in Capital	80,415	80,415
Accumulated Deficit	(134,901)	(119,080)
Total Stockholders’ Deficit	(48,886)	(33,065)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

TIPMEFAST, INC.

Statements of Operations

(Unaudited)

	For the Three Ended June 30,		For the Six Ended June 30,
	2024	2023	2024	2023
REVENUES	$-	$-	$-	$-

EXPENSES
General and Administrative Expenses	2,205	2,000	5,041	4,000
Professional Fees	6,400	1,800	10,780	3,050
Total Expenses	8,605	3,800	15,821	7,050

Total other income (expense)	-	-	-	-

Net Loss	$(8,605)	$(3,800)	$(15,821)	$(7,050)

Net Loss per Common Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding- Basic	5,600,000	5,600,000	5,600,000	5,600,000

The accompanying notes are an integral part of these unaudited financial statements.

TIPMEFAST, INC.

Statement of Stockholders’ Deficit

(Unaudited)

For the three and six months ended June 30, 2023

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	5,600,000	$5,600	$80,415	$(103,735)	$(17,720)
Net Loss for the Period	-	-	-	(3,250)	(3,250)
Balance at March, 2023	5,600,000	$5,600	$80,415	$(106,985)	$(20,970)

Balance at April 1, 2023	5,600,000	$5,600	$80,415	$(106,985)	$(20,970)
Net Loss for the Period	-	-	-	(3,800)	(3,800)
Balance at June 30, 2023	5,600,000	$5,600	$80,415	$(110,785)	$(24,770)

For the three and six months ended June 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2023	5,600,000	$5,600	$80,415	$(119,080)	$(33,065)
Net Loss for the Period	-	-	-	(7,216)	(7,216)
Balance at March 31, 2024	5,600,000	$5,600	$80,415	$(126,296)	$(40,281)

Balance at April 1, 2024	5,600,000	$5,600	$80,415	$(126,296)	$(40,281)
Net Loss for the Period	-	-	-	(8,605)	(8,605)
Balance at June 30, 2024	5,600,000	$5,600	$80,415	$(134,901)	$(48,886)

The accompanying notes are an integral part of these unaudited financial statements.

TIPMEFAST, INC.

Statements of Cash Flows

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(15,821)	$(7,050)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Increase in Accounts Payable	3,505	1,400
Net Cash Used in Operating Activities	(12,316)	(5,650)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party	12,316	5,650
Net Cash Provided by Financing Activities	12,316	5,650

Net Increase in Cash, Cash Equivalents, and Restricted Cash	-	-
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	-	-
Cash, Cash Equivalents, and Restricted Cash at End of Year	$-	$-

Supplemental Cash Flow Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

TIPMEFAST, INC.

Notes to the Unaudited Financial Statements

June 30, 2024

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

Our executive offices are located at HaShmura St. 1, ZihronYa’akov, Israel.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of June 30, 2024. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended June 30, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $0 of cash as at June 30, 2024.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2024, there were no differences between our comprehensive loss and net loss.

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

There were 5,600,000 and 5,600,000 shares of common stock issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The company is not currently involved with and does not know of any pending or threatening litigation against the Company.

On June 10, 2024, the Company entered into an Agreement for the acquisition of 100% of Lucent, Inc. in exchange for 10,000,000 common shares. The transaction has not yet closed but is anticipated to do so by end of 2024.

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

During the three months ended, June 30, 2024, the Company received $7,650 from Raid Chalil, President and Director of the Company towards Company operating expenses.

As at June 30, 2024 and December 31, 2023, the Company owed $28,666 and $16,350, respectively to Raid Chalil, President and Director of the Company, which is unsecured, non-interest bearing and due on demand.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2024, through August 14, 2024. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our unaudited financial statement as of June 30, 2024, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary.

Plan of Operation

Liquidity and Capital Resources

As of June 30, 2024, the Company has $0 in total assets. As of June 30, 2024, the Company has $48,886 in liabilities and an accumulated deficit of $134,901. As of December 31, 2023, the Company has $0 in total assets. As of December 31, 2023, the Company has $33,065 in liabilities and an accumulated deficit of $119,080.

Net cash used in operating activities for the six months period ended June 30, 2024, and 2023 was $12,316 and $5,650 respectively. Cash flows from financing activities for the six months period ended June 31, 2024, and 2023 was $12,316 and $5,650 respectively.

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

Results of Operations

Overview for the six months ended June 30, 2024, and 2023

Lack of Revenues

We have limited operational history. For the six months ended June 30, 2024, and 2023 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2024, and 2023 were $15,821 and $7,050 respectively. Operating expenses consisted of professional fees $5,041 and general and administrative expenses $10,780 for the six months ended June 30, 2024. Operating expenses consisted of professional fees $3,050 and general and administrative expenses $4,000 for the six months ended June 30, 2023.

Net Loss

During the six months ended June 30, 2024, and 2023 the Company incurred a net loss of $15,821 and $7,050 respectively.

The Company recorded a cumulative net loss of $134,901 for the period from inception on December 5, 2017, to June 30, 2024.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of June 31, 2024, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a June 30, 2024, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2024, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended June 30, 2024, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

TipMeFast, INC.

Dated: August 14, 2024	By:	/s/ Raid Chalil
Raid Chalil
President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raid Chalil	Chief Executive Officer	August 14, 2024
Raid Chalil	Chief Financial Officer