Form 10-K
period 2024-12-31
Lucent, Inc.
filed 2025-04-15
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-56397

LUCENT, INC.

(Name of Small Business Issuer in its charter)

Nevada	3692	83-4057513
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Steven Arenal

5151 California Ave. Suite 100

Irvine, CA 92617

949 251-1470

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

On June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.

As of April 14, 2025, the Company had 15,600,000 outstanding shares of common stock.

LUCENT, INC.

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

Business Strategy

Lucent, Inc. has a wholly owned subsidiary Dijiya Energy Saving Technology, Inc.

Lucent’s mission is to revolutionize the AI datacenter and cloud computing industry by AI applications platform and harnessing the power of clean energy. With offices in Irvine, CA and Taipei, Taiwan, Lucent is committed to providing sustainable, reliable & high-performance solutions that empower businesses and public sectors to thrive in a digital world. Through collaboration & partnership with governments, businesses and communities, and unwavering dedication to environmental responsibility, Lucent strives to create a brighter, cleaner future for all.

On December 31, 2024, the Company entered into an Agreement for the purchase of graphite and other mineral concessions in Mexico ensuring a vital supply for the Companies future.

Our executive offices are located at 5151 California Ave. Suite 100Fourth Irvine, CA 92617. Our telephone number is 310-702-4178.

MINERAL RESOURCE POTENTIAL

With only 20% of explored area, “EL MUNDO” Gold mine has a potential of 83,100 Oz of Au, and “LOS PONCHOS” Gold Mine has a potential of 45,000 Oz of Au, for a combined potential of 128,100 Oz of Au. Both mines are located inside the Caborca Orogenic Gold Belt (COGB) of Northwestern Sonora.

Sampling campaigns and drilling are necessary to determine additional mineral resources at both gold mines.

LOCATION

Caborca Orogenic Gold Belt (COGB)

MINERALIZATIION

The Caborca Orogenic Gold Belt (COGB) is approximately 600 kilometers long and 60 to 80 km wide, trends northwest, and extends from west-central Sonora to southern Arizona and California. COGB contains mineralized gold-rich quartz veins that contain free gold associated with white mica (sericite), carbonate minerals (calcite and ankerite), and sulfides such as pyrite and galena. Geochronologic studies exist for parts of the COGB, and previous work was concentrated in mining districts. These previous studies recorded mineralization ages of approximately 70 to 40 Ma. Therefore, some workers proposed that the orogenic gold mineralization in the region occurred during a single pulse that was associated with the Laramide Orogeny that took place during the Cretaceous to early Eocene in the western margin of North America, as described in USGS Report The Laramide Caborca orogenic gold belt of northwestern Sonora, Mexico: https://pubs.usgs.gov/publication/ofr20161008

"El Mundo" vein with explored depths of 2 to 5 m and length of 750 m in addition to a mining development with a 25 meters shaft and a 7-meter crossing where the structure was intercepted at 6 meters.

The first sampling campaign made by Grupo Frisco (Subsidiary of Grupo Carso SAB de CV, owned by Carlos Slim) at El Mundo vein resulted in gold values of 4.75 to 17.75 g/t Au.

The second sampling campaign made by Grupo Fresnillo (Subsidiary of Fresnillo PLC, a Publicly traded London Stock Exchange company) at “El Mundo” Vein resulted in gold values of 2.5 to 8.7 g/t Au.

The “La Jani” vein samples (parallel to “EL Mundo” vein) resulted in gold values of 1.54 to 4.04 g/t Au.

“El Mundo” vein	“La Jani” vein

As far as “Los Ponchos”, it is suggested a second mapping campaign and boring, (with a drill rig of greater capacity to reach greater depth and quality in the samples) in addition to continuing the analysis by cyanidation by nature of the type of gold.

LA CHOYA, HECLA MINING COMPANY 310 K Oz Au
EL MUNDO
TAJITOS, FRESNILLO PLC 1 M Oz Au
SOLEDAD Y DIPOLOS, FRESNILLO PLC 450 K Oz Au
HERRADURA, FRESNILLO PLC 10 M Oz Au
HERRADURA
SANTA ELENA, MEXUS GOLD 320 K Oz Au
NOCHE BUENA, FRESNILLO PLC 1.1 M Oz Au
Google Earth

Gold Mines in operation near the El MUNDO mining concession:

•La Herradura, Fresnillo PLC (LSE:FRES.L)+(OTCM:FNLPF)– 10 Million Oz of Au

•Noche Buena, Fresnillo PLC (LSE:FRES.L)+(OTCM:FNLPF)  – 1.1 Million Oz of Au

•Tajitos, Fresnillo PLC (LSE:FRES.L)+(OTCM:FNLPF) – 1 Million Oz of Au

•Soledad y Dipolos, Fresnillo PLC (LSE:FRES.L)+(OTCM:FNLPF) – 450k Oz of Au

•Santa Elena, Mexus Gold US (OTCBB: MXSG) – 320k Oz of Au

•La Choya, Hecla Mining (NYSE:HL) – 310k Oz of Au

Minas Au alrededor de proyecto LOS PONCHOS
LOS PONCHOS
EL TAMBOR, MEXITAL MINING ? Oz
LA COLORADA, ARGONAUT GOLD 3 MOz Au
SAN ANTONIO, OSISKO MINING 500 K Oz Au
LA PERLA, IMR BONANZA 1M Oz Au
Leyenda
Elemento 1
Elemento 2
N
40 km
Google Earth
Image Landsat / Copernicus

Gold Mines in operation near LOS PONCHOS mining concession:

•La Colorada, Argonaut Gold LLC (ARNGF) – 3 Million Oz of Au

•La Perla, IMR Bonanza – 1 Million Oz of Au

•San Antonio, Osisko Mining, 500k Oz of Au

•El Tambor, Mexital Mining – undisclosed Oz of Au

PROPERTY DESCRIPTION

“El Mundo” claim has a total of 9 hectares and “Amalia” claim has 91 hectares for a total of 100 hectares, surrounded by three claims, Amalia 1, Amalia 2, Amalia 3, with a total of 1474.05 hectares that can be negotiated for purchase and with these the total Oz of gold will multiply.

Claim	Hectares	Title	Validity		Owner
El Mundo	9	189618	29/05/1988	29/05/2038	Ing. Tomas Ramírez López
Amalia	91	224137	29/11/2004	29/11/2054	Ing. Tomas Ramírez López
Los Ponchos	45	236494	06/07/2010	05/07/2060	Geo Luis Heriberto Ramírez
Los Poncho 2	48	244341	11/08/2015	29/11/2054	Ing. Tomas Ramírez López

MEXICO’S MINING and MINERALS

Mexico’s rich mining industry is among the top leading-best prospect industry sectors for U.S. companies.

As the world’s top producer of silver and twelve other distinct minerals, Mexico’s mining sector represents a leading opportunity for U.S. exporters. The industry has grown over ten percent annually since 2017. In stark contrast to other sectors that suffered from the pandemic for the last two years, Mexico’s mining production increased by 23 percent in 2021.

Mexico is a large exporter of mining products; with a trade balance surplus of USD 14.87 billion in 2021. Mexican exports of minerals and ores to the world totaled USD 18.9 billion in the same year.

The United States relies 100% on imported fluorspar, graphite, manganese, and strontium imports from Mexico and other countries.

Investment in Mexico’s mining industry has slowed as the current López Obrador Administration has placed a hold on issuing new mining concessions. The U.S. has a strong presence in Mexico’s mining industry with thirty-two companies, led by Newmont and Coeur Mining, having operations or significant investments in the country.

Metallurgy

Grupo Mexico, Met-Mex Peñoles, and Fresnillo PLC are the three main mining producers in Mexico, accounting for 82 percent of market value. They are Mexico’s largest producers of metallic ores supplying the national steel industry in Mexico. Despite their strong supply capabilities, Mexico imported USD 1.8 billion worth of metal ores from the United States in 2021 (NAICS 2122).

Exploration

The sector lacks enough suppliers of exploration services and perforation technologies. Mexican Government officials have expressed concern about the decrease in exploration investment over the last few years. In 2022, exploration will still be a priority for the Mexican Government in the mining sector.

Lithium Production

With the interest of developing of a local supply chain of processed lithium, battery manufacturers could start establishing plants in Mexico. However, it may take years to see a fully developed lithium industry. Mexico nationalized lithium mining and extraction in April 2022, giving a state-run company exclusive rights to mine lithium. The U.S. Geological Survey (USGS) reports it has identified resources of 1.7 million tons of lithium, positioning Mexico 10th globally. However, the deposits are largely held in clay substrates that are not yet accessible with current technology. Nevertheless, U.S. technology could be the key to unlocking the lithium believed to be in these deposits.

Capital Equipment

Mexico is the United States’ second-largest trade partner for construction and mining machinery, after Canada.

Barriers

U.S. suppliers to the mining industry face no commercial barriers for entering this market.

Mexico - Mining and Minerals: https://www.trade.gov/country-commercial-guides/mexico-mining-and-minerals

See Exhibit 99.1 “SUMMARY TECHNICAL REPORT” for more information.

SITE PHOTOS

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

Employees

As of December 31, 2024, we had ten (10) part time employees, including management. We consider our relations with our employees to be good.

Research and development activities and costs

We have not incurred any research and development costs to date.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

As of December 31, 2024, there are no unresolved Staff Comments.

Item 2. Properties.

We currently rent offices in California and Taiwan. We believe these facilities are in good condition, but that we may need to expand our leased space as our research and development efforts increase.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor any legal actions contemplated by us at this time.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

The Company trades on the OTCQB under the symbol LUCN. The high for the last two quarters of 2024 was 4.63 and the low $1.50. The Company has no equity compensation plans and there are no shares of common stock issuable upon the exercise of outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. Other than the registered offering for shareholders pursuant to Registration there is no common equity being, or publicly proposed to be, publicly offered by the Company, the offering of which could have a material effect on the market price of the Company’s common equity.

Holders

As on December 31, 2024, the Company had 15,600,000 shares of our common stock issued and outstanding held by 54 share holders

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

None.

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities:

In 2024, 10,000,000 shares were issued for the acquisition of Lucent, Inc. the company’s wholly owned subsidiary.

Item 6. Selected Financial Data.

The Index to Financial Statements and Schedules appears on page 13.

See financial exhibit 99.2 included with this 10K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

LUCENT, INC.

TABLE OF CONTENTS

DECEMBER 31, 2024

13

LUCENT, INC.

Balance Sheets

	December 31, 2023	December 31, 2024
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	95,279,936

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Account Payable	$16,715	$10,920
Due to Related Party	16,350	6,800
Total Current Liabilities	33,065	17,720

Total Liabilities	$33,065	$17,720

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value, 75,000,000 shares authorized; 5,600,000 and 15,600,000 shares issued and outstanding as of December 31, 2023 and December 31, 2024, respectively	5,600	15,600
Additional Paid-in Capital	80,415	80,415
Accumulated Deficit	(119,080)	(95,409,016)
Total Stockholders’ Deficit	(33,065)	(17,720)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements.

LUCENT, INC.

Statements of Operations

	For the Years Ended December 31,
	2023	2024
REVENUES	$-	$-

EXPENSES
General and Administrative Expenses	8,070	8,000
Professional Fees	7,275	7,000
Total Expenses	15,345	15,000

Net Loss	$(15,345)	$(15,000)

Net Loss per Common Share - Basic	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding- Basic	5,600,000	5,600,000

The accompanying notes are an integral part of these audited financial statements.

LUCENT, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2023	2024
Cash Flows from Operating Activities:
Net Loss for the Year	$(15,345)	$(15,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Increase (Decrease) in Accounts Payable	5,795	1,120
Net Cash Used in Operating Activities	(9,550)	(13,880)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party	9,550	5,800
Net Cash Provided by Financing Activities	9,550	5,800

Net Increase in Cash, Cash Equivalents, and Restricted Cash	-	-
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	-	-
Cash, Cash Equivalents, and Restricted Cash at End of Year	$-	$-

Supplemental Cash Flow Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

The accompanying notes are an integral part of these audited financial statements.

LUCENT, INC.

Notes to Financial Statements

December 31, 2024

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lucent, Inc.  (“the Company”, “we”, “us” or “our”) was incorporated on December 5, 2017 in the State of Nevada. The Company was created to be the simplest way to get paid or pay anyone from a mobile device. With this application you can pay a bartender, barista, server, musician, valet attendant, concierge, traveling pet groomer, nail technician or pool service but have no cash. The Company is a solution to pay and to get paid without exchanging personal information.

Lucent, Inc. has a wholly owned subsidiary Dijiya Energy Saving Technology, Inc.

Lucent’s mission is to revolutionize the AI datacenter and cloud computing industry by AI applications platform and harnessing the power of clean energy. With offices in Irvine, CA and Taipei, Taiwan, Lucent is committed to providing sustainable, reliable & high-performance solutions that empower businesses and public sectors to thrive in a digital world. Through collaboration & partnership with governments, businesses and communities, and unwavering dedication to environmental responsibility, Lucent strives to create a brighter, cleaner future for all.

On December 31, 2024, the Company entered into an Agreement for the purchase of graphite and other mineral concessions in Mexico ensuring a vital supply for the Companies future.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2024.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $0 of cash as at December 31, 2024.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2024, there were no differences between our comprehensive loss and net loss.

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

In the fourth quarter ended December 31, 2024, the company issued 10,000,000 common shares pursuant to the acquisition of Lucent, Inc. the company’s wholly owned subsidiary.

There were 5,600,000 shares of common stock issued and outstanding as of December 31, 2023 and  15,600,000 as of 2022.

NOTE 5 – COMMITMENT AND CONTINGENCIES

The company is not currently involved with and does not know of any pending or threatening litigation against the Company.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024, through April 14, 2024. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions
Steven Arenal	59	Pres, Sec, Treas, Dir, CEO, CFO

Steven Arenal, President, Chief Executive Officer, and Member of Board of Directors

After starting his career in commercial finance with Fuji Bank, Steve worked at Mellon Financial, and Lockheed.  Steve has initiated strategic acquisitions for European, Japanese and American companies as they expanded into new markets. Steve brings nearly 22 years of International finance expertise to Hutton Private Finance. Specializing in corporate brokering, corporate finance, and M&A, Steve has worked with and represented companies mostly in the middle market, and has been involved in deals with the largest private equity funds. Steve helped start an industrial bank. He has spent 15 years placing equity into deals from a family office. He has an MBA along with other graduate certificates in business and economics.

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

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Arenal	2024	-	-	-	-	-	-	-
Raid Chalil	2023	-	-	-	-	-	-	-
Raid Chalil	2022	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common Stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Beneficial Owner	Address	Number of Shares Owned	Percent of Class

Steven Arenal	5151 California Ave. Suite 100 Irvine, CA 92617	13,000,000	83.57%

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

Management beneficial ownership

Title of Class	Name and Address (2)	Shares	Percent (1)

Common Stock	Steven Arenal	13,000,000	83.57%

Description of capital stock

	Authorized and Issued Stock Number of Shares at December 31, 2024
Title of Class	Authorized	Outstanding
Common stock, $0.001 par value per share	75,000,000	15,600,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 5, 2017, we offered and sold 3,000,000 shares of common stock to Steven Arenal, our President, Treasurer and a director, for aggregate consideration of $21,000.

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

“All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description

31.1	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Summary Technical Report

99.2	USD $95.2M Assets Valuation as of Dec 31, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCENT, INC.ORATION

Dated: April 14, 2025	By:	/s/ Steven Arenal
Steven Arenal
President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Arenal	Chief Executive Officer	April 14, 2025
Steven Arenal	Chief Financial Officer