Form 10-K/A
period 2024-12-31
Lucent, Inc.
filed 2025-05-13
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

949-236-7094

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

As of May 14, 2025, the Company had 15,600,000 outstanding shares of common stock.

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

Business Strategy

Lucent, Inc. began operations in the clean energy sector in 2017, initially specializing in the production of batteries for electric vehicles (EV’s) before expanding its reach including acquiring necessary raw material sources.

Lucent recently acquired Dijiya Energy Saving Technology, Inc. in early 2024. The wholly-owned subsidiary operates in sustainable energy storage, specializing in providing energy storage efficiencies to the data center and cloud computing sectors through the use of Artificial Intelligence (AI).

Lucent’s DIJIYA BMS unit (Battery Management System) utilizes AI in the following functions: automatic load balancing, charge and discharge protection where high-voltage electricity is stored, and low-voltage cells are replenished to make the cells more stable, and uniform voltage consistency. Using a machine-learning protocol, energy storage can be increased, leading to as much as 34% more capacity.

Through DIJIYA Energy Saving Technology, Lucent caters to the needs of the booming AI infrastructure industry, with a specific focus on battery technologies and hybrid cloud infrastructure. The Company provides high demand solutions, including Infrastructure as a Service (IaaS) to Standalone Server services, Platform as a Service (PaaS) to Software as a Service (SaaS), and Disruptive Next-Gen NiZn Battery Technologies.

Lucent is developing multiple Artificial Intelligence Platforms from applications.  These capabilities are built on high-performance computing applications developed by Lucent’s working relationship with The National Applied Research Laboratories, Taiwan (ROC), one of the world leaders in AI.

With a mission to revolutionize the datacenter and cloud computing industry by harnessing the power of clean energy, Lucent is committed to providing sustainable, reliable & high-performance solutions that empower businesses to thrive in a digital world. Through collaboration & partnership with governments, businesses and communities, and an unwavering dedication to environmental responsibility, Lucent is seeking more synergistic ways to apply its technology.

Lucent’s commitment to sustainable practices and aligning with the UN’s Sustainable Development Goals underscores its dedication to creating long-term value for shareholders and positively impacting the global community. By expanding its capabilities in AI and leveraging advanced pre-training models, Lucent will enhance its technology portfolio and be well-positioned at the forefront of innovation in the EV and Biotech sectors.

Lucent is utilizing the technology in its acquisitions to create efficiencies between the sectors. This cross utilization continues to increase the strength and breadth of the Company. With inroads in AI technology being applied in the clean energy sector, the company sees opportunity in applying its range of experience and technology to biotech.

While signing larger accounts, it became apparent that there was an opportunity to invest in the production of graphite, a key component in the anode of lithium-ion batteries used in electric vehicles (EVs). Approximately 1kg of graphite is needed per kWh of battery energy, which makes it the most significant element of the battery cell by weight. Of the raw materials used in car batteries, graphite is the most difficult to source outside of China.

In addition to Dijiwa, at the end of 2024, Lucent, Inc. acquired Mexican mining leases through Lucent Strategic Materials, a wholly owned subsidiary with a large asset base and multiple graphite and gold mining leases and concessions in Mexico. This acquisition was also intended to ensure a steady flow of the largest resource used in Lucent’s products, as well as the ability to attain larger purchase contracts with major EV suppliers across the globe.

More recently, with newly threatened tariffs and export controls, China has significantly tightened restrictions on graphite exports. The United States currently imports 100% of its graphite. This presents a timely opportunity for

Lucent Strategic Materials to increase its market share of graphite production, not only for its own products but for other products that require the resource.

Mexico is a large exporter of mining products; with a trade balance surplus of USD 14.87 billion in 2021. Mexican exports of minerals and ores to the world totaled USD 18.9 billion in the same year.

The United States relies 100% on imported fluorspar, graphite, manganese, and strontium imports from Mexico and other countries. The U.S. has a strong presence in Mexico’s mining industry with thirty-two companies having operations or significant investments in the country.

Lucent's future acquisition focus includes:

APIs and Pre-Training Models for AI Applications: Lucent targets APIs and pre-training models to enhance AI computing and application ecosystems. Key areas include:

Precision Medicine: Using AI to predict patient responses to treatments for personalized medicine.

Drug Discovery: AI-driven analysis of large datasets to identify drug candidates and optimize design.

Genomics: Machine learning to process genomic data for identifying disease markers and genetic risks.

Medical Imaging: AI analysis of medical images for early disease detection.

Bioinformatics: Integrating AI models to advance biological research and biotechnology development.

IVF: AI to improve the success rate of in vitro fertilization.

Our executive offices are located at 5151 California Ave. Suite 100 Irvine, CA 92617. Our telephone number is 949 236-7094.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

LUCENT, INC.

CONDENSED CONSOLIDATED

TABLE OF CONTENTS

DECEMBER 31, 2024

LUCENT, INC.

Balance Sheets

	December 31, 2023	December 31, 2024
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Long Term Assets	-	102,677,069
Total Assets	$-	$102,677,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
	$33,065	$7,408,054
Total Current Liabilities	33,065	7,408,054

Total Liabilities	$33,065	$7,408,054

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value, 75,000,000 shares authorized; 5,600,000 and 15,600,000 shares issued and outstanding as of December 31, 2023 and December 31, 2024, respectively	5,600	15,600
Additional Paid-in Capital	80,415	80,415
Accumulated Deficit	(119,080)	(7,294,319)
Total Stockholders’ Deficit	(33,065)	(17,720)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements.

LUCENT, INC.

CONDENSED CONSOLIDATED

Statements of Operations

	For the Years Ended December 31,
	2023	2024
REVENUES	$-	$1,462,525

EXPENSES
General and Administrative Expenses	8,070	1,470,568
Professional Fees	7,275	10,000
Total Expenses	15,345	1,480,568

Net Loss	$(15,345)	$(18,043)

Net Loss per Common Share - Basic	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding- Basic	5,600,000	5,600,000

The accompanying notes are an integral part of these audited financial statements.

LUCENT, INC.

CONDENSED CONSOLIDATED

Statement of Stockholders’ Equity

For the year ended December 31, 2024

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2021	5,600,000	$5,600	$80,415	$(88,735)	$(2,720)
Net loss	-	-	-	(15,000)	(15,000)
Balance at December 31, 2022	5,600,000	$5,600	$80,415	$(103,735)	$(17,720)

For the year ended December 31, 2024

Balance at December 31, 2022	5,600,000	$5,600	$80,415	$(103,735)	$(17,720)
Net loss	-	-	-	(15,345)	(15,345)
Balance at December 31, 2023	5,600,000	$5,600	$80,415	$(119,080)	$(33,065)
Net loss	-	-	-	(7,294,319)	(17,720)
Balance at December 31, 2024	15,600,000	$15,600	$80,415	$(7,294,319)	$(17,720)

The accompanying notes are an integral part of these audited financial statements.

LUCENT, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2023	2024
Cash Flows from Operating Activities:
Net Loss for the Year	$(15,345)	$(18,043)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Increase (Decrease) in Accounts Payable	5,795	1,120
Net Cash Used in Operating Activities	(9,550)	(16,923)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related party	9,550	-
Net Cash Provided by Financing Activities	9,550	-

Net Increase in Cash, Cash Equivalents, and Restricted Cash	-	-
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	-	-
Cash, Cash Equivalents, and Restricted Cash at End of Year	$-	$-

Supplemental Cash Flow Information:
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

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

DIJIYA ENERGY SAVING TECHNOLOGY INC.

Financial Statements

December 31, 2024 and 2023

Amount	%	Amount	%

4 and 5)100100

Cost of sales (note 5)(150)(10,543)

Gross loss(50)(10,443)

Operating expenses (notes 6 and 7)

Selling and marketing expenses(1)(106)

General and administrative expenses(108)(6,496)

Research and development expenses(97)(2,901)

Total operating expenses(206)(9,503)

Operating loss(256)(19,946)

Non-operating gains and losses

Interest income– 2

Other gains and losses (notes 6 and 7)2(448)

Interest expenses (notes 6 and 7)– (9)

Total non-operating gains and losses

(455)

Loss before income tax(254)(20,401)

Income tax (benefit) expense (note 5)(1)–

Net Loss(255)(20,401)

Other comprehensive income– –

Total comprehensive loss(255)(20,401)

$	44,945,459
	(67,557,612)
	(22,612,153)
	(124,394)
	(48,499,611)
	(43,618,255)
	(92,242,260)
	(114,854,413)
	35,586
	1,116,139
	(52,170)
	1,099,555
	(113,754,858)
	(295,343)
	(113,459,515)
	–
$	(113,459,515)

Revenues

2

$	962,363
	(101,462,508)
	(100,500,145)
	(1,011,756)
	(62,511,077)
	(27,917,479)
	(91,440,312)
	(191,940,457)
	21,088
	(4,314,044)
	(86,578)
	(4,379,534)
	(196,319,991)
	181
	(196,320,172)
	–
$	(196,320,172)

(notes

The accompanying notes are an integral p

DUIYA ENERGY SAVING TECHNOLOGY INC.

Statements of Changes in Stockholders' Equity

For the years ended December 31, 2024 and 2023

(Expressed in NT Dollars)

Balance at January 1, 2023 12,500,000

Net loss in 2023 –

Other comprehensive income in 2023 –

Balance at December 31, 2024

Capital reduction to offset accumulated deficit

Capital increase – cash

Capital increase – conversion of shareholder receivables

Net loss in 2024

Other comprehensive income in 2024

Balance at December 31, 2024

Share capital	Capital Surplus	Accumulated Deficit	Total
$ 1,100,000,000		(826,489,541)	$ 286,010,459
– –		(196,320,172)	(196,320,172)
		–	–
1,100,000,000	12,500,000	(1,022,809,713)	89,690,287
(770,000,000)	– –	770,000,000	–
19,300,000	– – –	–	19,300,000
130,700,000		–	130,700,000
– –		(113,459,515)	(113,459,515)
		–	–
$ 480,000,000	$ 12,500,000	$ (366,269,228)	$ 126,230,772

Cash flows from operating activities

Net loss

Adjustment to reconcile of net income to net cash provided by operationg activities:

Depreciation expenses

Amortization expenses

Other expenses

Amortization of Operating lease right-of-use lease assets

(Reversal of) Write-down of inventory

Loss on inventory write-off

Loss on disposal of property, plant and equipment, net

Unrealized foreign exchange loss, net Changes in operating assets and liabilities:

Notes and account receivable

Other receivable

Inventories

Prepayments

Other current assets

Notes and accounts payable

Notes and accounts payable– related parties

Other payables

Other current liabilities

Operating lease liabilities

Deferred income tax liabilities

Net cash generated from (used in) operating activities

Cash flows from investing activities

Additions to property, plant and equipment

Proceeds from disposal of property, plant and equipment

Decrease in refundable deposits

Additions to intangible assets

Increase in other noncurrent assets

Net cash (used in) investing activities Cash flows from financing activities:

Decrease in guarantee deposits received

Increase in other payable due to related parties

Increase in cash capital

Net cash used in generated from financing activities

Effect of exchange rate changes on cash and cash equivalents

Net change in cash and cash equivalents

Cash and cash equivalents at beginning of year

Cash and cash equivalents at end of year

Supplemental Disclosures Cash paid for interest

Cash paid for income tax

Noncash investing and financing activities:

Operating lease right-of-use of assets and operating lease liabilities recognized

$	(113,459	$	(196,320,172)
	12,170		13,859,370
	512		401,477
	687		212,390
	12,000		5,000,000
	(49,560		58,956,100
	1,577		–
	233		6,880,320
			3,659
	454		(2,753,016)
	69		(69,951)
	155,513		64,444,813
	666		3,323,955
	1,406		199,970
	(3,144		(595,775)
			(27,300)
	(1,057		(616,267)
	(283		149,582
	(12,000		(5,000,000)
	(295		181
	5,493		(51,950,664)
	(1,938		(3,462,106)
	127		1,714,624
			1,084,991
	(238		(24,200)
	(205		(1,048,017)
	(2,254		(1,734,708)
	(10		–
	(25,372		51,022,920
	19,300		–
	(6,082		51,022,920
			(3,659)
	(2,844		(2,666,111)
	7,854		10,520,276
$	5,009	$	7,854,165
$	59	$	79,150
$		$	–
$	40,634	$	51,187,728

DIJIYA ENERGY SAVING TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Amounts Expressed in New Taiwan Dollars unless otherwise stated)

1. Organization and activities

DIJIYA ENERGY SAVING TECHNOLOGY INC. (the “Company”) was incorporated as a company limited by shares under the provision of the Company Law of the Republic of China (ROC) on August 20, 2009. As of December 31, 2024 and 2023, the number of employees of the Company were approximately 19 and 32 employees.

The principal activities of the Company are the manufacturing and sale of  LiFePO4 Battery Cell & Power Battery Packs.

2. The date of authorization for issuance of the financial statements and procedures for authorization

These financial statements were authorised for issuance by the Board of Directors on May 9, 2025.

3. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 on Improvements to Income Tax Disclosures that require greater disaggregation of income tax disclosures to the income rate tax rate reconciliation and income taxes paid. The Updates are effective for annual periods beginning after December 15, 2024. The Company will adopt and apply the guidance in fiscal year 2025. There is no material impact expected to our results of operations, cash flows and financial condition at the time of adoption, however the Company is still assessing the disclosure impact.

4. Summary of significant accounting policies

The principal accounting policies applied in the preparation of these financial statements are set out below.

These policies have been consistently applied to all reporting periods, unless otherwise stated.

(1) Basis of preparation

The financial statements and accompanying notes of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

(2) Foreign currency

The functional currency of the Company is determined by the primary economic environment in which the Company operates.

The financial statements are presented in New Taiwan dollars, which is the Company’s functional currency.

A.Foreign currency transactions are translated into the functional currency using spot exchange rate at the dates of the transactions.

B.Monetary items denominated in foreign currencies are translated at the closing rate at the balance sheet date. Exchange differences arising upon translation at the balance sheet date are recognised in profit or loss.

C.Non-monetary items denominated in foreign currencies held at fair value through profit or loss are translated at closing rate at the balance sheet date; their translation differences are recognised in profit or loss.

Non-monetary items denominated in foreign currencies held at fair value through other comprehensive income are translated at the closing rate at the balance sheet date; their translation differences are recognised in other comprehensive income.

Non-monetary items denominated in foreign currencies that are measured at cost are translated using the historical exchange rates at the dates of the transactions.

D.All foreign exchange gains and losses are presented in the statement of comprehensive income within ‘other gains and losses.’

(3) Going Concern Consideration

For the year ended December 31, 2024, the Company had a net loss of $113,459,515 and accumulated deficit $336,269,228, which is greater than 50% of share capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company may be unable to realize its assets and discharge its liabilities in normal course of business.

The borrowings of the Company as of December 31, 2024 were from the related parties, which will not repayable within the next 12 months and are subject to renewal. Management is confident that these borrowings can be renewed upon expiration.

Management believes that there is sufficient working capital to sustain operations longer than twelve months.

(4) Classification of current and non-current items

A.Assets that meet one of the following criteria are classified as current assets; otherwise they are classified as non-current assets:

(a)Assets that are expected to be realised, or are intended to be sold or consumed within the normal operating cycle;

(b)Assets held mainly for trading purposes;

(c)Assets that are expected to be realised within twelve months from the balance sheet date;

(d)Cash or cash equivalents, excluding cash and cash equivalents that are restricted from being exchanged, used to settle liabilities for at least twelve months after the balance sheet date or restricted by other factors.

B.Liabilities that meet one of the following criteria are classified as current liabilities; otherwise they are classified as non-current liabilities:

(a)Liabilities that are expected to be settled within the normal operating cycle;

(b)Liabilities held mainly from trading activities;

(c)Liabilities that are to be settled within twelve months after the balance sheet date;

(d)Liabilities for which the repayment date cannot be deferred unconditionally for at least twelve months after the balance sheet date.

(5) Cash and Cash equivalents

Cash equivalents refer to short-term, highly liquid time deposits or investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

(6) Accounts and other receivables and allowance for credit losses

Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, credit losses based on a past history of writeoffs, collections, current credit conditions, current economic conditions, reasonable and supportable forecasts of future economic conditions. The evaluation is performed on a collective basis where similar characteristics exist, primarily based on similar services or products offerings. We adopted the standard effective January 1, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new/enhanced disclosures only. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables.

(7) Inventories

At the end of year, inventories are evaluated at the lower of cost or net realizable value. The individual item approach is used in the comparison of cost and market, except where it may be appropriate to group similar or related items. The calculation of net realizable value should be based on the estimated selling price in the normal course of business, net of estimated costs of completion and estimated selling expenses. A provision is made for obsolete or slow-moving items and is charged against current cost of sales.

(8) Property, plant and equipment

A.Property, plant and equipment are initially recorded at cost. Borrowing costs incurred during the construction period are capitalised.

B.In case of replacement of one part of the property, plant and equipment, the new part is capitalised to the extent that it is probable that future economic benefits associated with the item will flow to the Company, and the carrying amount of the part replaced is derecognised. All other repairs and maintenance are charged to profit or loss when incurred.

C.Property, plant and equipment are measured at cost model subsequently. Land is not depreciated. Other property, plant and equipment are depreciated using the straight-line method over their estimated useful lives. Each part of an item of property, plant and equipment with a cost that is significant in relation to the total cost of the item is depreciated separately, unless it is impracticable. The estimated useful lives of property, plant and equipment are as follows:

Machinery	5-8 years
Transportation equipment	5 years
Operation facilities	3-5 years
Other equipment	2-5 years

(9) Intangible assets

Intangible assets are measured at cost, less accumulated amortization and any accumulated impairment losses.

Amortization is calculated over the cost of the asset, less its residual value, and is recognized in profit or loss on a straight-line basis over the estimated useful lives of intangible assets from the date that they are available-for-use.

The estimated useful lives for the current and comparative periods are as follows:

(i)Patent 1-20 years

(ii)Trademark 2.5-10 years

When intangible assets are revaluated in accordance with laws and regulations,. Uu nrealized gains (losses) on revaluation are recognized in other comprehensive income and are accumulated in unrealized revaluation surplus within equity. Unrealized revaluation surplus within equity is reclassified as gains or losses upon the disposal of the asset.

(10) Impairment of non-financial assets

Management evaluates the Company’s long‑lived assets, excluding goodwill, that consist of property, plant and equipment and intangible assets, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. Should impairment exist, the impairment loss would be measured based on the excess carrying amount of the asset over the estimated fair value of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third‑party independent appraisers, as considered necessary.

(11) Employee benefits

A.Short-term employee benefits

Short-term employee benefits are measured at the undiscounted amount of the benefits expected to be paid and are recognised as expenses in the period in which the employees render service.

B.The amount that the Company shall appropriate in a designated pension account according to law is recognised as pension expenses on an accrual basis.

(12) Revenue recognition

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The standard did not affect the Company’s financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provided a five-step model for recognizing revenue from contracts with customers as follows:

•Identify the contract with a customer.

•Identify the performance obligations in the contract.

•Determine the transaction price.

•Allocate the transaction price to the performance obligations in the contract

•Recognize revenue when or as performance obligations are satisfied.

(13) Lease

Leases are classified at lease commencement date as either a finance lease or an operating lease. A lease is a finance lease if it meets any of the following criteria: (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (c) the lease term is for the major part of the remaining economic life of the underlying asset, (d) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset or (e) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. When none of the foregoing criteria is met, the lease shall be classified as an operating lease. For a lessee, a lease is recognized as a right-of-use asset with a corresponding liability at lease commencement date. The lease liability is calculated at the present value of the lease payments not yet paid by using the lease term and discount rate determined at lease commencement. The right-of-use asset is calculated as the lease liability, increased by any initial direct costs, and prepaid lease payments, reduced by any lease incentives received before lease commencement.

The right-of-use asset itself is amortized on a straight-line basis unless another systematic method better reflects how the underlying asset will be used by and benefits the lessee over the lease term.

(14) Income tax

A.The tax expense for the period comprises current and deferred tax. Tax is recognised in profit or loss, except to the extent that it relates to items recognised in other comprehensive income or items recognised directly in equity, in which cases the tax is recognised in other comprehensive income or equity.

B.The current income tax liabilities are calculated based on the tax rate enacted at the balance sheet date.

C.Deferred tax is recognised, using the balance sheet liability method, on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the balance sheet. Deferred tax is determined using tax rates (and laws) that have been enacted by the balance sheet date and are expected to apply when the related deferred tax asset is realised or the deferred tax liability is settled.

D.Deferred tax asset are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax balances will not be realized in future periods. Decrease to the valuation allowance are recorded as reductions to the Companys's provision for income taxes and increases to the valuation allowance result in addintional provision for income taxes.

E.A deferred tax asset is recognised for the carryforward of unused tax credits resulting from unused taxable loss, acquisitions of equipment or technology, research and development expenditures and equity investments to the extent that it is possible that future taxable profit will be available against which the unused tax credits can be utilised.

5. Critical estimates and key sources of assumption uncertainty

The preparation of these financial statements requires management to make critical assumptions and estimates concerning future events based on the conditions existing at the balance sheet date.  Assumptions and estimates may differ from the actual results and are continually evaluated and adjusted based on historical experience and other factors. Such assumptions and estimates have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year; and the related information is addressed below:

(1)Impairment assessment of tangible and intangible assets

The Company assesses impairment based on its subjective judgement and determines the separate cash flows of a specific group of assets, useful lives of assets and the future possible income and expenses arising from the assets depending on how assets are utilised and industrial characteristics.  Any changes of economic circumstances or estimates due to the change of Company strategy might cause material impairment on assets in the future.

(2)Realisability of deferred tax assets

Deferred tax assets are recognised only to the extent that it is probable that future taxable profit will be available against which the deductible temporary differences can be utilised. Assessment of the realisability of deferred tax assets involves critical accounting judgements and estimates of the management, including the assumptions of expected future sales revenue growth rate and profit rate, available tax credits, tax planning, etc. Any variations in global economic environment, industrial environment, and laws and regulations might cause material adjustments to deferred tax assets.

(3)Evaluation of inventories

As inventories are stated at the lower of cost and net realisable value, the Company must determine the net realisable value of inventories on balance sheet date using judgements and estimates. Due to the rapid technology innovation, the Company evaluates the amounts of normal inventory consumption, obsolete inventories or inventories without market selling value on balance sheet date, and writes down the cost of inventories to the net realisable value. Such an evaluation of inventories is principally based on the demand for the products within the specified period in the future. Therefore, there might be material changes to the evaluation.

6. The contents of statements of major accounting items

(1)Cash and Cash Equivalents

	2024.12.31	2023.12.31
Cash on hand	$80,000	$167,343
Saving account	4,929,697	7,686,822
Total	$5,009,697	$7,854,165

The Company has not pledged its cash and cash equivalents as collateral.

(2)Account Receivable and Other Receivable

2024.12.31	2023.12.31
Accounts receivable	$ 2,303,810	$ 2,753,016
Less: allowance for credit losses	–	–
Net amount	$ 2,303,810	$ 2,753,016

	2024.12.31	2023.12.31
Other receivable	$ 8,621,727	$ 8,691,678
Less: allowance for credit losses	(8,621,727)	(8,621,727)
Net amount	$ –	$ 69,951

Movements on allowance for uncollectible accounts are as follows:

	2024	2023
Accounts receivable		
Balance at January 1	$ –	$ –
Less: amounts written off	–	–
Balance at December 31	$ –	$ –
Other receivable		
Balance at January 1	$ 8,621,727	$ 8,621,727
Less: amounts written off	–	–
Balance at December 31	$ 8,621,727	$ 8,621,727

(3) Inventories

A. Details of inventories are as follows:

	2024.12.31	2023.12.31
Raw materials	$ 11,655,536	$ 15,495,405
Working in process	107,078,945	362,751,731
Finished goods	11,161,456	11,506,656
Merchandise inventories	891,367	1,941,741
Totals	$ 130,787,304	$ 238,318,048
Pledge	None	None

$ 60,000	
	$ 235,742,481)				
equipment			$	–	140,000 $
(90,533,324	5,686,210		$ 145,409,157	–	
Transportation	3,481,722			–	
equipment	13,178,721	–	(1,519,736)		4,166,474
Operation facilities	258,089,134	48,000	(1,236,977)	60,000	2,292,745
Other equipment		3,274,106	(3,137,472)		13,315,355
				–	
Subtotal		3,462,106	(96,427,509)		
165,183,731				–	
Accumulated depreciation				–	
Machienry				–	
				–	
equipment	220,316,248	198,764,994	13,116,288		
(82,224,022)		129,657,260			
Transportation	$ 37,772,886			$ 60,000	
equipment	5,677,624	8,586	(1,519,736)		4,166,474
Operation facilities	3,481,722	800	(1,236,977)		2,245,545
Other equipment	12,391,908	733,696	(2,851,830)		10,273,774
Subtotal		13,859,370	(87,832,565)		146,343,053
Net amount	$ (10,397,264) $		(8,594,944) $		18,840,678

A.As of December31, 2024 and 2023, no property, plant and equipment were pledged to others.

B.No interest was capitalized on the property, plant and equipment for the years ended December 31, 2024 and 2023.

(6)Pension plans

The Company has established a funded defined contribution pension plan (the “Plan”) under the Labor Pension Act. Under the Plan, the Company contributed monthly an amount based on 6% of the employees’ monthly salaries and wages to the employees’ individual pension accounts at the Bureau of Labor Insurance. The benefits accrued are portable when the employment is terminated. The pension cost under the defined contribution plan for the years ended December 31, 2024 and 2023 were $644,197 and $983,008 respectively.

(7)Equity

A.Common stock

(a)Fully paid ordinary shares, which have a par value of NT$10, carry one vote per share and carry a right to dividends.

(b)On June 28, 2024, the shareholders' meeting of the Company resolved to reduce capital to offset accumulated deficits. The capital reduction amounted to NT$770,000,000, representing 77,000,000 shares, which corresponds to a reduction ratio of 70%. The statutory registration procedures for the capital reduction were completed on October 15, 2024.

(c)On June 28, 2024, the Board of Directors of the Company resolved to conduct a capital increase in the amount of NT$150,000,000, comprising 15,000,000 shares with a par value of NT$10 per share. Of this amount, NT$19,300,000 was raised through cash capital injection, while the remaining NT$130,700,000 was converted from existing shareholder receivables. The statutory registration procedures for the cash capital increase were completed on October 15, 2024.

B.Capital surplus

	2024.12.31	2023.12.31
Issuance of ordinary shares	$12,500,000	$12,500,000

The excess of capital surplus over the par value of stock issued (including the issuance of ordinary shares in excess of par value, conversion premium of corporate bonds, etc.) may be used to make up losses. It may be used to pay cash dividends or capitalize as equity when the Company has no losses, provided that the capitalization is limited to a certain percentage of the paidin capital each year.

C.Legal reserve

The ROC Company Act stipulates that companies must retain at least 10% of their annual earnings, as defined in the Act, until such retention equals the Company’s paid-in capital. This retention is accounted for as a legal reserve account upon approval at the shareholders’ meeting. Legal reserve may be used to offset a deficit. When a company does not have accumulated deficits, it may distribute its legal reserve by issuing new shares or cash. However, the distributable amount should be limited to the amount that exceeds 25 percent of the paid-in capital.

D.Retained earnings and dividend policy

According to the Articles of Incorporation of the Company, a ratio of profit of the current year distributable, after covering accumulated losses, shall be distributed as employees’ compensation. The ratio shall not be lower than 1% for employees’ compensation.

According to the Company’s articles of incorporation, 10% of annual net earnings (net of income taxes and losses from prior years) is to be set aside as a legal reserve until the balance of legal reserve is equal to the Company’s capital stock. After the above appropriations, the board of directors may propose a distribution plan for the remaining earnings upon approval by the shareholders.

(8)Operating revenues

2024	2023
Sales of goods	$ 44,945,459	$ 962,363

(9) Income Tax

A. Income tax recognized in profit or loss:

	2024	2023
Current income tax expense	$ –	$ –
Deferred income tax revenue	(295,343)	181
Income tax (benefit) expense	$ (295,343)	$ 181

B. A reconciliation of income tax expense and accounting profit is as follows:

	2024	2023
		$ 234,084
		346,816
		65,674
		38 81,323
		–
		$ 181

Loss before tax	$	(113,754,858)
Income tax expense at the statutory rate (20%)		(22,750,971)
Nondeductible expenses in determining taxable income		315,541
Unrecognized as the impact of deferred income tax assets		22,434,698
Adjustments to deferred income tax expenses in previous years in this year		(294,611)
Income tax (benefit) expense	$	(295,343)

C. As of December 31, 2024 and 2023, deferred tax assets and liabilities were as follows:

	2024.12.31	2023.12.31
Deferred tax liabilities		
Unrealised foreign exchange gains	$ –	$ 295,343

D. Loss carryforwards as of December 31, 2024 comprised:

Unused Amount	Expiration Year
$ 93,570,609	114
102,009,053	115
133,019,020	116
334,878,831	117
167,815,026	118
70,208,953	119
59,430,723	120
84,353,128	121
134,950,517	122
161,733,555	123
$ 1,341,969,415	

E. The Company's income tax returns for all the fiscal years up to 2023 have been assessed and approved by the R.O.C. Tax Authorities.

(10)Lease

A. Operating lease ROU assets

		2024.12.31		2023.12.31
Carrying amounts				
Operating lease ROU assets	$	40,634,255	$	51,187,728
Weighted-average remaing lease term		43 months		55 months
Weighted-average discount		3.119%		3.119%

B. Operating Lease Labilities

Carrying amounts		2024.12.31		2023.12.31
Current	$	10,887,383	$	10,553,473
Non-current	$	29,746,872	$	40,634,255

C. Subleases under operating lease arrangement

As of December 31, 2024, the total future minimum sublease payments expected to be received under non-cancellable subleases are $80,000.

(11) Financial cost

2024	2023
Interest on loans from related parties	$ 52,170	$ 86,578

(12) Other gains or loss

	2024	2023
Foreign exchange gain (loss), net	$ 86,858	$ 6,020
Rental income	40,000	60,000
Other income	1,194,431	2,500,256
Loss on disposal of property, plant and equipment	(233,840)	(6,880,320)
Total	$ 1,087,449	$ (4,314,044)

(13) Expenses by nature

Employee benefit expenses, depreciation and amortization are summarized as follows:

	2024			2023		
Expenses	Operating cost	Operating Expenses	Total	Operating cost	Operating Expenses	Total
Employee benefit expenses						
Salaries	$ —	$ 14,966,005	$ 14,966,005	$ 599,348	$ 17,056,384	$ 17,655,732
Insurance	—	1,372,095	1,372,095	95,863	1,894,763	1,990,626
Pension	—	644,197	644,197	51,721	931,287	983,008
Others	—	659,403	659,403	31,640	1,201,855	1,233,495
	$ —	$ 17,661,762	$ 17,661,762	$ 778,572	$ 21,084,289	$ 21,862,861
Depreciation	$ 12,170,776	$ —	$ 12,170,776	$ 12,612,779	$ 1,246,591	$ 13,859,370
Amortization	$ —	512,509	$ 512,509	$ —	401,477	$ 401,477

7. Related parties transactions

(1) Name of related parties and the relationship with the Company

Name of related parties	Relationship

Jordan Green Technology (Dg) Co., Ltd. (Jordan Green) (Note 1)	The Chairman of the Board for both entities is the same individual.
Laing Ban International Inc. (Laing Ban)	The Director of the Company
Huang, Kuo-Chin	The Chairman of the Company
Hrev Co., Ltd. (Hrev) (Note 2)	A substantial related party

Note 1: Jordan Green suspended its business in 2024.

Note 2: The dissolution and deregistration of Hrev was completed on December 30, 2024.

(2) Significant transactions and balances with related parties

A. Others transactions

i. Rental revenue

	2024	2023
Laing Ban	$ 40,000	$ 60,000

ii. Loans from related parties of the Company in 2024 and 2023 are as follows (part of other noncurrent liabilities):

	2024		2023	
	Highest Balance	Ending Balance	Highest Balance	Ending Balance
Huang, Kuo-Chin	$ 208,122,975	$ 43,393,128	$ 191,222,975	$ 191,222,975

Please refer to Note 5(11) for detailed information on interest expenses incurred from the aforementioned loans.

iii. The amounts of the Company's sales and its outstanding balance are as follows:

	2024.12.31	2023.12.31
Notes receivable – related parties		
Laing Ban	$ -	$ 5,250

iv. The amounts of the Company's purchase and its outstanding balance are as follows:

	2024.12.31	2023.12.31
Accounts payable to related parties		
Jordan Green	$ -	$ 8,243,128

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

Name	Age	Positions
Steven Arenal	54	Pres, Sec, Treas, Dir, CEO, CFO

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

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended December 31, 2024 or through the date of filing of this prospectus.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2023 and 2022 were as follows:

	2023	2024
Audit Fees and Audit Related Fees:
Ben Borgers	$-	$-
Michael Gillespie & Associates, PLLC	950	-
Richard Bolko	3,000	-
Barton CPA, PLLC	2,000	10,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$5,950	$10,000

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

“All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description

31.1	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

99.1	Summary Technical Report*

99.2	USD $95.2M Assets Valuation as of Dec 31, 2024*

*Previously filed with the original Form 10-K on April 15, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCENT, INC.ORATION

Dated: May 13, 2025	By:	/s/ Steven Arenal
Steven Arenal
President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Arenal	Chief Executive Officer	May 13, 2025
Steven Arenal	Chief Financial Officer