Form 10-Q
period 2025-03-31
Lucent, Inc.
filed 2025-05-13
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-56347

LUCENT, INC.

(Name of Small Business Issuer in its charter)

Nevada	7373	83-4057513
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Steven Arenal

5151 California Ave. Suite 100

Irvine, CA 92617

949 236-7094

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

As of May 1, 2025, the Company had 15,600,000 outstanding shares of common stock.

ii

LUCENT, INC.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LUCENT, INC.

LUCENT, INC.

Balance Sheets

March 31, 2025

ASSETS
Current assets
Cash	$-
Total current assets	-

Long term assets	102,677,069

Total assets	$102,677,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
$7,408,054
Total current liabilities	7,408,054

Total liabilities	$7,408,054

Stockholders’ deficit
Common stock; $0.001 par value, 75,000,000 shares authorized; 5,600,000 and 15,600,000 shares issued and outstanding as of December 31, 2024 and March 31, 2025	15,600
Additional paid-in capital	80,415
Accumulated deficit	(7,294,319)
Total stockholders’ deficit	(17,720)

Total liabilities and stockholders’ deficit	$-

The accompanying notes are an integral part of these unaudited financial statements.

LUCENT, INC.

Condensed Consolidated

Statements of Operations

For the quarter ended March 31, 2025
REVENUES	$-

Non Operating Income	620

EXPENSES
General and administrative	326,626
Professional fees	-
Total expenses	326,626

Net loss	$(326,006)

Net loss per common share - basic	$(0.00)

Weighted average common shares outstanding - basic	5,600,000

The accompanying notes are an integral part of these unaudited financial statements.

LUCENT, INC.

Condensed Consolidated

Statement of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	5,600,000	$5,600	$80,415	$(103,735)	$(17,720)
Net loss	-	-	-	(15,345)	(15,345)
Balance at December 31, 2023	5,600,000	$5,600	$80,415	$(119,080)	$(33,065)
Net loss	-	-	-	(7,294,319)	(17,720)
Balance at December 31, 2024	15,600,000	$15,600	$80,415	$(7,294,319)	$(17,720)
Net loss	-	-	-	(326,006)	(326,006)
Balance at March 31, 2025	15,600,000	$15,600	$80,415	$(7,620,325)	$(343,726)

The accompanying notes are an integral part of these unaudited financial statements.

LUCENT, INC.

Statements of Cash Flows

For the quarter ended March 31, 2025
Cash Flows from Operating Activities:
Net loss	$(326,006)
Net cash used in operating activities	(326,006)

Cash Flows from Financing Activities:
Proceeds from related party	620
Net cash provided by financing activities	620

Net increase in cash, cash equivalents, and restricted cash	-
Cash, cash equivalents, and restricted cash at beginning of year	-
Cash, cash equivalents, and restricted cash at end of period	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

LUCENT, INC.

Notes to the Financial Statements

March 31, 2025

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2024, through May 14, 2025. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2025.

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

Plan of Operation

Liquidity and Capital Resources

As of March 31, 2025, the Company has $102,677,069 in total assets.

It is anticipated that the Company will receive increasing revenues from operations in the coming yea. Management has assumed for planning purposes only that it may need to sell common stock, take loans or advances from officers, directors or shareholders or enter into debt financing agreements in order to meet our cash needs over the coming twelve months. The Issuer has no agreements or understandings for any of the above-listed financing options.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Lack of Revenues

We have limited operational history. For the three months ended March 31 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a March 31, 2025, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2025, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2025, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Lucent, INC.

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