Form 10-K/A
period 2024-12-31
Lucent, Inc.
filed 2025-05-14
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Holders

As on December 31, 2024, the Company had 15,600,000 shares of our common stock issued and outstanding held by 64 share holders

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

DIJIYA ENERGY SAVING TECHNOLOGY INC.

Financial Statements

December 31, 2024 and 2023

DIJIYA ENERGY SAVING TECHNOLOGY INC.

Balance Sheets

December 31,2024 and 2023

(Expressed in NT Dollars)

The accompanying notes are an integral part of the financial statements.

DIJIYA ENERGY SAVING TECHNOLOGY INC.

Statements of Comprehensive Income

For the years ended December 31, 2024 and 2023

(Expressed in NT Dollars)

The accompanying notes are an integral part of the financial statements.

DIJIYA ENERGY SAVING TECHNOLOGY INC.

Statements of Changes in Stockholders' Equity

For the years ended December 31, 2024 and 2023

(Expressed in NT Dollars)

The accompanying notes are an integral part of the financial statements.

DIJIYA ENERGY SAVING TECHNOLOGY INC.

Statements of Cash Flows

For the years ended December 31, 2024 and 2023

(Expressed in NT Dollars)

The accompanying notes are an integral part of the financial statements.

DIJIYA ENERGY SAVING TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

(Amounts Expressed in New Taiwan Dollars unless otherwise stated)

1.Organization and activities

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

2.The date of authorization for issuance of the financial statements and procedures for authorization

These financial statements were authorised for issuance by the Board of Directors on May 9, 2025.

3.Recent Accounting Pronouncements

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

4.Summary of significant accounting policies

The principal accounting policies applied in the preparation of these financial statements are set out below.

These policies have been consistently applied to all reporting periods, unless otherwise stated.

(1)Basis of preparation

The financial statements and accompanying notes of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

(2)Foreign currency

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

(3)Going Concern Consideration

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

(4)Classification of current and non-current items

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

(5)Cash and Cash equivalents

Cash equivalents refer to short-term, highly liquid time deposits or investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

(6)Accounts and other receivables and allowance for credit losses

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

(7)Inventories

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

(8)Property, plant and equipment

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

(9)Intangible assets

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

(ii)Trademark2.5-10 years

When intangible assets are revaluated in accordance with laws and regulations,. Uu nrealized gains (losses) on revaluation are recognized in other comprehensive income and are accumulated in unrealized revaluation surplus within equity. Unrealized revaluation surplus within equity is reclassified as gains or losses upon the disposal of the asset.

(10)Impairment of non-financial assets

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

(11)Employee benefits

A.Short-term employee benefits

Short-term employee benefits are measured at the undiscounted amount of the benefits expected to be paid and are recognised as expenses in the period in which the employees render service.

B.The amount that the Company shall appropriate in a designated pension account according to law is recognised as pension expenses on an accrual basis.

(12)Revenue recognition

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

(13)Lease

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

(14)Income tax

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

D.Deferred tax asset are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax balances will not be realized in future periods. Decrease to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes.

E.A deferred tax asset is recognised for the carryforward of unused tax credits resulting from unused taxable loss, acquisitions of equipment or technology, research and development expenditures and equity investments to the extent that it is possible that future taxable profit will be available against which the unused tax credits can be utilised.

5.Critical estimates and key sources of assumption uncertainty

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

6.The contents of statements of major accounting items

(1)Cash and Cash Equivalents

	2024.12.31	2023.12.31
Cash on hand	$80,000	$167,343
Saving account	4,929,697	7,686,822
Total	$5,009,697	$7,854,165

The Company has not pledged its cash and cash equivalents as collateral.

(2)Account Receivable and Other Receivable

	2024.12.31	2023.12.31
Accounts receivable	$ 2,303,810	$ 2,753,016
Less: allowance for credit losses	－	－
Net amount	$ 2,303,810	$ 2,753,016

	2024.12.31	2023.12.31
Other receivable	$ 8,621,727	$ 8,691,678
Less: allowance for credit losses	(8,621,727)	(8,621,727)
Net amount	$ －	$ 69,951

Movements on allowance for uncollectible accounts are as follows:

	2024	2023
Accounts receivable
Balance at January 1	$ －	$ －
Less: amounts written off	－	－
Balance at December 31	$ －	$ －

Other receivable
Balance at January 1	$ 8,621,727	$ 8,621,727
Less: amounts written off	－	－
Balance at December 31	$ 8,621,727	$ 8,621,727

(3)Inventories

A.Details of inventories are as follows:

	2024.12.31	2023.12.31
Raw materials	$ 11,655,536	$ 15,495,405
Working in process	107,078,945	362,751,731
Finished goods	11,161,456	11,506,656
Merchandise inventories	891,367	1,941,741
Totals	$ 130,787,304	$ 238,318,048
Pledge	None	None

B.In 2024 and 2023, cost of sales consisted of the following related gains or losses:

	2024	2023
Cost of goods sold	$ 115,539,968	$ 42,506,407
(Reversal of) Write-down of inventory	(49,560,064)	58,956,100
Other operating costs	－	1
Loss on inventory write-off	1,577,708	－
Total	$ 67,557,612	$ 101,462,508

(4)Other Current Assets

	2024.12.31	2023.12.31
VAT credit carried forward	$ 23,201,974	$ 24,608,593
Other	9,945	9,975
Total	$ 23,211,919	$ 24,618,568

(5)Property, Plant and Equipment

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

(7)Equity

A.Common stock

	2024.12.31	2023.12.31
Numbers of shares authorized (in thousands shares)	150,000	150,000
Authorized capital	$1,500,000,000	$1,500,000,000
Number of shares issued (in thousands shares)	48,000	110,000
Paid-in capital	480,000,000	1,100,000,000

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

(8)Operating revenues

	2024	2023
Sales of goods	$44,945,459	$962,363

(9)Income Tax

A.Income tax recognized in profit or loss:

	2024	2023
Current income tax expense	$-	$-
Deferred income tax revenue	(295,343)	181
Income tax (benefit) expense	$(295,343)	$181

B.A reconciliation of income tax expense and accounting profit is as follows:

C.As of December 31, 2024 and 2023, deferred tax assets and liabilities were as follows:

	2024.12.31	2023.12.31
Deferred tax liabilities
Unrealised foreign exchange gains	$ －	$ 295,343

D.Loss carryforwards as of December 31, 2024 comprised:

Unused Amount	Expiration Year
$ 93,570,609	114
102,009,053	115
133,019,020	116
334,878,831	117
167,815,026	118
70,208,953	119
59,430,723	120
84,353,128	121
134,950,517	122
161,733,555	123
$ 1,341,969,415

E.The Company’s income tax returns for all the fiscal years up to 2023 have been assessed and approved by the R.O.C. Tax Authorities.

(10)Lease

A.Operating lease ROU assets

	2024.12.31	2023.12.31
Carrying amounts
Operating lease ROU assets	$ 40,634,255	$ 51,187,728
Weighted-average remaining lease term	43 months	55 months
Weighted-average discount	3.119%	3.119%

B.Operating Lease Labilities

	2024.12.31	2023.12.31
Carrying amounts
Current	$ 10,887,383	$ 10,553,473
Non-current	$ 29,746,872	$ 40,634,255

C.Subleases under operating lease arrangement

As of December 31, 2024, the total future minimum sublease payments expected to be received under non-cancellable subleases are $80,000.

(11)Financial cost

	2024	2023
Interest on loans from related parties	$ 52,170	$ 86,578

(12)Other gains or loss

	2024	2023
Foreign exchange gain (loss), net	$ 86,858	$ 6,020
Rental income	40,000	60,000
Other income	1,194,431	2,500,256
Loss on disposal of property, plant and equipment	(233,840)	(6,880,320)
Total	$ 1,087,449	$ (4,314,044)

(13)Expenses by nature

Employee benefit expenses, depreciation and amortization are summarized as follows:

7.Related parties transactions

(1)Name of related parties and the relationship with the Company

Name of related parties	Relationship
Jordan Green Technology (Dg) Co., Ltd.	The Chairman of the Board for both
(Jordan Green) (Note 1)	entities is the same individual.
Laing Ban International Inc. (Laing Ban)	The Director of the Company
Huang, Kuo-Chin	The Chairman of the Company
Hrev Co., Ltd. (Hrev) (Note 2)	A substantial related party

Note 1: Jordan Green suspended its business in 2024.

Note 2: The dissolution and deregistration of Hrev was completed on December 30, 2024.

(2)Significant transactions and balances with related parties

A.Others transactions

i.Rental revenue

	2024	2023
Laing Ban	$ 40,000	$ 60,000

ii.Loans from related parties of the Company in 2024 and 2023 are as follows (part of other noncurrent liabilities):

Please refer to Note 5(11) for detailed information on interest expenses incurred from the aforementioned loans.

iii.The amounts of the Company's sales and its outstanding balance are as follows:

	2024.12.31	2023.12.31
Notes receivable - related parties
Laing Ban	$ －	$ 5,250

iv.The amounts of the Company's purchase and its outstanding balance are as follows:

	2024.12.31	2023.12.31
Accounts payable to related parties
Jordan Green	$ －	$ 8,243,128

B.Others transactions

i.Guarantee deposits received

Name	2024.12.31	2023.12.31
Laing Ban	$ －	$ 10,000

ii.Prepayment for goods

Name	2024	2023
Hrev	$ －	$ 530,000

8.Assets pledged as collateral or for security: None.

9.Significant contingent liabilities and unrecognized commitments: None.

10.Losses on catastrophic disasters: None.

11.Significant subsequent event: None.

12.Others: None.

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

LUCENT, INC.ORATION

Dated: May 14, 2025	By:	/s/ Steven Arenal
Steven Arenal
President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Arenal	Chief Executive Officer	May 14, 2025
Steven Arenal	Chief Financial Officer