Form 10-K/A
period 2024-12-31
Lucent, Inc.
filed 2025-05-15
CIK 1726079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

DIJIYA ENERGY SAVING TECHNOLOGY INC.

Financial Statements

December 31, 2024 and 2023

Compilation Report

To the Board of Directors of

DIJIYA ENERGY SAVING TECHNOLOGY INC.

We have compiled the accompanying financial statements of DIJIYA ENERGY SAVING TECHNOLOGY INC. based on the information you have provided. These financial statements comprise the balance sheets as of December 31, 2024 and 2023, and the statements of comprehensive income, changes in equity and cash flows for the years then ended December 31, 2024 and 2023, and a summary of significant accounting policies and other explanatory information.

We performed this compilation report in accordance with Taiwan Standards on Related Services 4410, Engagements to Compile Financial Information.

We have applied our expertise in accounting and financial reporting to assist you in the preparation and presentation of these financial statements on the basis of accounting described in Note 4(1) to the financial statements. We have complied with relevant ethical requirements, including principles of integrity, objectivity, professional competence and due care.

These financial statements and the accuracy and completeness of the information used to compile them are your responsibility.

Since a compilation engagement is not an assurance engagement, we are not required to verify the accuracy or completeness of the information you provided to us to compile these financial statements. Accordingly, we do not express an audit opinion or a review conclusion on whether these financial statements are prepared in conformity with the basis of accounting described in Note 4(1).

Note 4(1) states the basis on which these financial statements are prepared. Accordingly, these financial statements are for your use only, and may not be suitable for other purposes.

Our compilation report is intended solely for your use in your capacity as management of DIJIYA ENERGY SAVING TECHNOLOGY INC., and should not be distributed to other parties.

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

LUCENT, INC.ORATION

Dated: May 15, 2025	By:	/s/ Steven Arenal
Steven Arenal
President, Secretary, Treasurer, CEO, Principal Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Arenal	Chief Executive Officer	May 15, 2025
Steven Arenal	Chief Financial Officer